Form 10QSB
period 1999-05-31
NEVADA STAR RESOURCE CORP
filed 2000-02-22
CIK 877019

                                UNITED  STATES

                      SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549


                                FORM  10-QSB


[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  May 31,  1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  to

Commission  file  number             0-25489

                          NEVADA  STAR  RESOURCE  CORP.
                          -----------------------------
Yukon  Territory  Canada                              91-0239195
---------------------------------------------      ---------------------
(State of other jurisdiction of incorporation      (I.R.S. Employer
or  organization)                                  Identification  No.)

10735  Stone  Avenue  North
Seattle,  WA                                                    98133
----------------------------------------------            --------------
(Address  of  principal  executive  offices)                (Zip  Code)

                                 (206)  367-2525
                ---------------------------------------------------
                (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,511,430

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes      No  X

                         NEVADA  STAR  RESOURCE  CORP.
                                 FORM 10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  MAY 31,  1999


                         PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

                            PART II OTHER INFORMATION

All  Items  Omitted  As  Not  Applicable.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Monty D. Moore                        Date:
       Monty  D.  Moore,
       President  and  Principal
       Financial  Officer