Form 10QSB
period 1999-11-30
NEVADA STAR RESOURCE CORP
filed 2000-02-22
CIK 877019

                                UNITED  STATES

                      SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549


                                FORM  10-QSB


[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  November  30,  1999

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

                         NEVADA  STAR  RESOURCE  CORP.
                                 FORM 10-QSB
           FOR  THE  QUARTERLY  PERIOD  ENDED  NOVEMBER  30,  1999


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