Form 10KSB
period 1999-08-31
NEVADA STAR RESOURCE CORP
filed 2000-02-28
CIK 877019

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
























This space intentionally left blank.

START************************************************************************

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-KSB

(Mark  One)
[  X]     Annual  report  pursuant  to  section  13  or  15(d) of the Securities
Exchange  Act  of  1934  for  the fiscal  year  ended August  31, 1999, or

[   ]     Transition  report  pursuant  to section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  to

                          NEVADA  STAR  RESOURCE  CORP
        (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

YUKON  TERRITORY,  CANADA                                98-0155690
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      10735  STONE  AVENUE  NORTH
         SEATTLE,  WASHINGTON                                           98133
(Address  of  principal  executive  offices)                          (Zip Code)

                                 206-367-2525
            (Registrant's  telephone  number,  including  area  code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title  of each class                         Name of each exchange on which
                                                           registered
           NONE                                              NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)  No  ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $ (935,492)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 ( 85,938), effective June 13,
1997,  62  F.R.  26387.]   $1,347,761

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.           28,511,430

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE

Transitional Small Business Disclosure Format (check one):     Yes  ( )  No  (x)

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS


Nevada Star Resource Corp(together with its subsidiaries, "NSR" or the "Company"), is engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing copper, gold, silver and associated base and precious metals. All of the Company's properties are currently in the exploration stage, which is in the stage of determining feasibility for development. No reserves have been identified on any of the NSR properties.

The Company was incorporated under the laws of the Company Act of British Columbia, Canada on April 29, 1987. In 1992 the Company made an offer to acquire certain mineral exploration properties locted in Sonora, Mexico. Those properties were controlled by a Pacific Rainier, Inc. a privately held company controlled by Monty D. Moore. At the time of the offer Mr. Moore was not an affiliate of Nevada Star Resources. The acquisition price, which was eventually paid through the issuance of shares of the Company to Pacific Rainier, Inc. The terms of the transaction were approved by the Vancouver Stock Exchange. The deemed value of the shares to be issued to Pacific Rainier, Inc. was higher than the current market price for the shares. After the completion of the acquisition of the properties from Pacific Rainier. Inc., Mr. Moore invested monies in the Company to enable the Company to continue its exploration activities. Mr. Moore became the President and a Director of the Company in 1993. Since that time Mr. Moore has made in excess of $700,000 of interest-free advances to the Company to fund its operations.

On June 17, 1998 the Company was continued into the Yukon under Section 190 of the Yukon Business Corporation Act. The Company conducts its operations through its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and Nevada Star Resource de Mexico, S.A. de C.V., a wholly-owned subsidiary of Nevada Star Resource Corp. (U.S.). The Company's executive offices are located at 10735 Stone Avenue North, Seattle, WA 98133, Tel. (206) 367-2525. Unless otherwise noted, all dollar amounts are quoted in Canadian Dollars.

EMPLOYEES

The Company has no paid employees. NSR relies primarily upon the use of consultants to accomplish its exploration activities. None of the Company's executive officers are employed by the Company. Management services are provided on an "as-needed" basis without compensation, generally less than five hours per week. The Company has no oral or writen contracts for services with any member of management.

One director, Stuart Havenstrite provides approximately 40 hours of geologic consulting services per week to the Company. Director Rick Havenstrite, P.E. was employed full-time on the Milford, Utah property to perform mining engineering services. In March, 1999, Mr. Havenstrite was reduced to time and compensation. His employment was terminated on May 15, 1999 because the project was completed. The Company expects that it will re-employ Mr. Havenstrite at such time as his services are again required. Other consultants are retained on the basis of ability and experience. There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company's operations pursuant to which any person would be hired, compensated or paid a finder's fee.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

COMPETITION

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

PROPERTIES

The Company presently operates from office space provided on a rent free basis by the Company's president, Monty D. Moore. In the event that this space becomes unavailable in the future the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

GOVERNMENT  REGULATION  AND  ENVIRONMENTAL  CONCERNS

The Company is committed to complying and, to its knowledge, is in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. The Company cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of the Company's U.S. properties, including those with respect to unpatented mining claims.

The Company's activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with know standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property.

If the Company becomes more active on its U.S. properties, it is reasonable to expect that compliance with environmental regulations will increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure the Company's compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with exploration, development, or mining operations on any of its mineral properties.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

OFFSHORE  REGULATION

The Company is aware of comparable environmental regulation in offshore counties where it operates. The Company is committed to full compliance with the regulations and has engaged legal counsel in Mexico who will, in part, assist the Company to assure compliance.

The Company is prepared to engage additional professionals, if necessary, to ensure regulatory compliance but in the near term expects its activities to require minimal regulatory oversight. If the Company expends the scope of its activities in the future it is reasonable to expect expenditures on compliance to rise. Based upon the experience of other companies with which the Company is familiar, management believes the costs of environmental regulation offshore will be somewhat lower than costs typical in the United States.

REPORTS  TO  SECURITY  HOLDERS

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM  2.     DESCRIPTION  OF  PROPERTY

MILFORD  DISTRICT

PROPERTY  LOCATION  AND  ACCESSIBILITY

The Milford District property consists of 55 patented mining claims, 232 unpatented mining claims, five Utah State leases, and 93 acres of fee land, aggregating approximately 8,200 acres. The Company has two exploration targets in the district, the Cortex and OK properties.

The property lies within approximately10 miles northwest of the town of Milford in Beaver County, Utah. Milford has a population of 1,200 and is a major division point on the Union Pacific Railroad. Milford has typical facilities for a town of its size. NSR owns a railroad spur right of way 9 miles east of the property where sulfuric acid can be received and trucked to the property, where copper cathodes can be loaded and shipped to market. Electric power adequate to service the processing facility is available 5 miles from the property.

The property can be accessed from Milford by traveling 4 miles west-northwest on Utah State Highway 21, then 6 miles north-northwest on a graveled county-maintained road. Access is excellent year round.

The property lies at an elevation of 5,000 to 6,200 ft. in moderately rugged hills surrounded by alluvial pediment. Climate is typical of the Great Basin: temperatures range from 0F to 100F, with average highs in the summer of 80F; lows in the summer of 50F; average highs in winter of 40F; and average lows in winter of 25F. Precipitation averages 10 inches annually with approximately 50% coming as snow.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

HISTORY

The Milford district was organized in 1872 but had only small and intermittent production prior to 1962. Most of the early production was from the Old Hickory tungsten mine and the Montreal iron mine. The pre-1962 production had a total value of less than $3 million.

Early in the 1960's a group of former US Steel geologists recognized that copper in this district was intimately associated with magnetite. An extensive ground magnetic survey of the district showed several strong magnetic anomalies, most of them buried beneath alluvium. Subsequent drilling demonstrated that most of the anomalies were associated with significant copper deposits.

Several companies partially mined the deposits delineated by the drilling. These deposits included the Bawana deposit, located on ground presently controlled by other parties, and the Hidden Treasure and Maria deposits, now optioned to Nevada Star. A flotation plant was constructed to process the ores and later and acid leach circuit was added. The copper concentrate and cement copper produced from the leaching process was sold to copper smelters for final processing.

According to NSR, the OK property was mined and, according to published figures, produced 900,000 tons of copper ore grading 1.25% copper from 1967 until 1974. The ore was processed at the Essex mill, located 3 miles west-northwest of Milford. The mill was a combination flotation and acid vat leach facility sized at 850 tons per day, built to process OK intrusion-hosted ores as well as skarn ores from the Cortex property. Production from the entire district is reported as 22,300 tons of copper contained in 2,010,000 tons of ore grading 1.59% Cu

The property lay idle until the early 1990s, when Cortex acquired the Hidden Treasure Mine and deposit, Maria mine and deposit, Copper Ranch deposit, and surrounding ground. Cortex conducted confirmation drilling on the Copper Ranch deposit and did extensive sampling and metallurgical test work on the Maria deposit. The copper appears to be acid leachable in the Maria ores. Cortex agreed in late 1997 to sell the property to Nevada Star rather than develop it itself.


The OK properties lay idle until the early 1990's when Centurion acquired the OK Mine and surrounding ground and conducted confirmation drilling on the OK mine. The program also drilled eastward along trend defining additional copper mineralization in the vicinity of the Mary I mine about one mile to the east. Centurion decided in late 1997 to option the property to NSR rather than develop it.

GEOLOGY

Much of the geologic work and geologic interpretations done in the district were conducted by Peter Joraleman in the 1970's and reported in "Copper Resources of the Rocky District, Beaver County, Utah, 1980," prepared for the Toledo Mining company. Much of the discussion given below is from his report and augmented by more recent data compiled by NSR and MDA.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

The Milford district lies within an east-trending belt of altered granite to diorite intrusives. Mineralization is dated at Cretaceous through late Tertiary. Regional controls on mineralization are thought to be deep-seated crustal structures. The area is on the eastern leading edge of a Late Mesozoic to Early Tertiary Sevier thrust system with the mountains comprising the hanging wall of the eastern Mineral Mountains complex. The Mineral Mountains complex consists of thick Palezoic through mid-Mesozoic carbonate and clastic rocks. Geology of the Milford district is structurally complex, as it has been subjected to compression and later extension from the Mesozoic Period through the Tertiary Period.

Oligocene volcanic rocks consisting of andesite flows and pyroclastic rocks were extruded over much of the area, and these rocks were then intruded by a series of Oligocene rocks related to the Mineral Mountain batholith.

The Southern corner of the project is underlain by a fine to medium-grained grondiorite stock composed of plagioclase, quartz, and biotite with minor orthoclase, hornblende, and magnetite. there are also small outcrops of quartz monzonite of the Rocky Mountain Stock.

To the north and northeast of the OK mine, there are several altered porphyritic dikes which contain abundant magnetite and chalcopyrite within a zone of disseminated and vein-controlled mineralization. Two small outcrops of quartz monzonite occur west of the OK within the volcanic rocks.

MINERALIZATION

     MINERAL  DEPOSIT  DESCRIPTIONS

Copper  deposits  in  the  Milford  district  occur  as  four  distinct  types:

TYPE 1 copper deposits occur in pipe-shaped deposits entirely contained in silicified quartz monzonite or granodiorite; the best example of this is the OK deposit. Nearby on trend is the Mary I deposit which is similar though less silicified. Chalcopyrite and bornite occur with minor molybedenite. About 75% of the sulfide minerals have been oxidized to tenorite, chrysocolla, malachite and azurite. Gold and silver are present, but are not of economic significance when acid leaching is used to recover the copper.

This type 1 deposit is known to occur only on the OK property. The OK deposit has been explored with nearly 200 holes drilled by several operators from 1964 until 1997. The OK deposit is approximately 1,200 ft. long, averages 100 ft.
wide, and has been delineated by drilling to a depth of up to 500 ft. Preliminary pit designs by NSR take the pit to a depth of 400 ft.

The Mary I deposit has been explored with approximately 50 drill holes. The deposit, as presently defined, is 600 ft. long, 150 ft. wide and has been delineated by drilling to a depth of 150 ftThese deposits have been delineated on approximately 100 ft. spacing or closer though the deposit is not completely drilled out.

TYPE 2 copper deposits occur in bodies of garnet-magnetite skarn adjacent to quartz monzonite. These deposits form elongated tabular zones of irregular orientation. Deposits of this type include the Hidden Treasure, Maria, and Copper Ranch deposits. These deposits are not as continuous as Type I and require closer drill hole spacing.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

TYPE  3  deposits  consist  of  remobilized  copper  occurring  in sediments and associated  with  calcite.  Currently  the  Sunrise  deposit  is  the only known example of this type. The Sunrise deposit is not related to skarn mineralization, and is low in magnetite. The Sunrise deposit occurs partly on Cortex property and partly on claims controlled by others.

TYPE 4 deposits, which are of no apparent economic importance, are iron deposits consisting of magnetic skarn with no associated copper.

FEASIBILITY  STUDY

In 1998 NSR commissioned a feasibility study to evaluate the Company's properties in the Milford District. Three independent engineering companies evaluated the property. The Company spent approximately $800,000 on the studies including data confirmation, ore reserve calculation, pit design, metallurgical test work, engineering studies and capital cost estimation. The feasibility study concludes that "open pit mining, acid leaching and solvent extraction-electrowinning can produce LME grade A cathode copper at the property and provide positive economic returns at sale prices above $0.75 per pound copper.

The Company plans to continue property maintenance and exploration during 1999, but will not commence plant construction or mine development until the price of copper improves and the status of the resource can be upgraded from mineralization to reserves.

TERMS  OF  ACQUISITION

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company will purchase copper properties in four townships in Beaver County, Utah. Consideration will be the issuance of 2 million common shares of the Company over five years. The vendor also retains a 12% net profits interest to apply to all copper production coming from any claims. Deferred exploration and development expenditures of $597,003 have been incurred to date by the Company on the property.

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "CME"), the Company will purchase mining claims in Beaver County, Utah. Consideration will be 2 million common shares of the Company issued in two tranches: one million shares upon closing and another one million upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production. The CME also retains a 2% net smelter return royalty which will not exceed 3 million dollars (U.S.) in aggregate. The Company will also grant to Cortex one million warrants for the Company's common shares, price at $1.00 U.S. per share.

A  finder's  fee  of  225,000 shares at a deemed price of $0.65 CDN. is payable.

EAGLE  (RIO  YAQUI)  PROPERTY

PROPERTY  LOCATION  AND  AVAILBILITY

The Yaqui placer gold property is located in southeastern Sonora State, Mexico, about 160 kilometers east-southeast of Hermosillo, the state capital and the main supply and trading centre in the State. The property consists of the Eagle, Eagle I, Eagle II and Yaqui I claims comprising 392 hectares (Has) or approximately 944 acres.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

Nevada Star Resource Corp. (Nevada) obtained an option through an agreement dated October 29, 1992 as amended March 16, 1993 between Nevada and Monty D. Moore whereby Nevada obtained an option to acquire a 100% interest, subject to a 2% net smelter return royalty, in certain placer gold concessions situated in Mexico known as the Eagle Property. Consideration is $95,000 (U.S.) as reimbursement of the vendor's costs and issuance of 200,000 shares of Nevada in four equal stages, of which 50,000 shares were issued upon Vancouver Stock Exchange acceptance for filing on March 30, 1993. Further issuance's are based on completion of phased work programs and filing of acceptable engineering reports recommending additional work on the property. This Phase One report details work in the form of three testing programs, carried out on the property during June 1992 and October 1993.

The Eagle property on the Yaqui River, is located in a very extensive gold-bearing gravel district comprising the deposits from ancient and recent Yaqui River systems. Widespread areas of hand mining operations by generations of Gambusinos is evidence of the potential profitability of the gravels. Practically no well engineered modern mining methods or equipment have been used and the deposits are still largely intact. The property is cut by and nearly half surrounded by, the Yaqui River in its southward course from the Sierra Madre Mountains to the Gulf of California. Hydroelectric power dams lie along the Yaqui River and a major transmission line passes near the property. A branch substation which taps the major line is located on the property.

Access to the claims is by good, paved, two land highway (No. 16) from Hermosillo to the Yaqui River and then by desert road two kilometers to the property.

Physiographically the property is in the Sierras and Llanurus Province, the strip of basin and range structure which separates the Sierra Madre Mountains from the main Sonora Desert to the west.

Because of the location of the property at the intersection of a main highway and a major river, the Eagle property has been provided with excellent access and hydroelectric power available for hookup in the immediate area where mining, if proven feasible, will probably commence.

PREVIOUS  WORK

In the general area of the Eagle property there is much evidence of ancient mining, including old abandoned Spanish communities and mine structures as, for example at El Aguaje. Mining activity dates back more than two hundred years and most of this activity has been by labor-intensive methods. Extensive areas of hand mining by Gambusinos can be seen, evidenced by thousands of hand-dug shafts and the associated waste piles, throughout the district and on the property. Gambusinos are still actively working the placer gravels of the Yaqui River system by the traditional hand methods

GEOLOGY

     REGIONAL  SETTING

Evidence of three periods of Yaqui River development are represented in the general. The earliest, assumed to be of early Tertiary age, is represented by gold-bearing, well-indurated conglomerate gravels which are conspicuously displayed to the north and east of the property.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

The second Yaqui River development, possible of middle to late Tertiary age, is the source of most of the terrace deposits in the broad river valley system.
Development of this broad river valley with its extensive gravel deposits, was the product of a very long period. Several of these remnant terraces exist upstream from the Eagle property .

The third Yaqui River development is represented by the present river, which has cut below the base of the earlier valleys and lies in a much narrower valley. The modern valley winds along the earlier (middle or late Tertiary valley) in a general way, but in places leaves it for several kilometers to cut a new channel through bedrock before re-entering the old valley.

     PROPERTY  SETTING

The large area of alluvial gravels that comprises the Eagle property is situated on the eastern side of the earlier (middle to late Teriary) Yaqui valley, immediately west of a point where the present Yaqui valley leaves the old valley and cuts its way through a bedrock canyon for several kilometers on its southward course. These departures of the modern river from the old valley were probable caused by major northeast-southwest faulting at the time of the modern river development.

The Eagle property gravels and the terrace deposit gravels 10 to 20 km north are all well rounded and are made up primarily of granitic and volcanic rocks, quartzites and quartz boulders, cobbles and gravel. The gravels and the accompanying flattened gold are products of a collection process that is regional in size and has been through at least two periods of valley development during geologic time, hence, the widespread presence of gold values throughout all the gravels in the Yaqui River system.

Whereas the terrace deposits ten to twenty kilometers upstream are completely non-bedded, heterogeneous mixtures of silts, sands, gravels, cobbles and boulders that were deposited from a flooding river, the deposits on the Eagle property have a crude bedding. This indicates that although the main gravel beds are not significantly different than the terrace deposits to the north, there has been some reworking of the gravels on the property.

It seems likely that the reason such a hugh reserve of gravel has been preserved on the Eagle property is that when the faulting occurred that forced the river to cut a new canyon in bedrock, the property area was the downthrown side of the fault.

TERMS  OF  ACQUISITION

By a Letter of Agreement dated October 29, 1992 (as amended) the Company may earn a 100% interest (subject to a 2% net smelter returns royalty) in the rights to extract gold from mining claims known as Eagle, Eagle I, Eagle II, and Yaqui located in the Soyopa and Onaves mining districts, State of Sonora, Mexico. Consideration consists of:

- a cash payment of $95,500 U.S. for reimbursement of the vendor's out-of-pocket costs, payable on the earliest occurrence of the following events:
(1) the Company completing a $1,000,000 financing, (2) the first positive cash flow being generated from the project, or (3) no later than July 31, 1997.
(Paid)

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

-     the  issuance of 200,000 shares of the Company's capital stock as follows:
50,000 shares upon the acceptance of the Agreement by regulatory authorities (issued in fiscal 1994) and 50,000 shares each at the time of filing of the next three engineers' reports recommending work programs of minimum $25,000 U.S. each on the project. The first work program was completed in fiscal 1995 and 50,000 shares were issued.

LA  CIENEGA

PROPERTY  LOCATION  AND  ACCESS

     The camp at la Cienega is located about 90 miles south of the Arizona border in the State of Sonora, Mexico. The nearest accessible border town, Nogales, Arizona, is about two and one half hours by well graded and paved roads.

     Trincheras, the nearest town, is about 50 kilometers away over a well graded dirt road. The nearest railroad and telephone are also here. The largest nearby city is Caborca about 75 kilometers northwest. It has a population of approximately 50,000 people.

     The area is Sonoran desert and the rainfall averages less than 10 inches per year. Day time summer temperatures are well over 110 F and this heat is a major cause of decreased efficiency.

     The area is without electrical service, potable water, sewage disposal, telephones, grocery or fuel stores. The nearest supply center of any size is Caborca about one hour away.

     The camp is a collection of trailers that has been set up near an old ranch building. An old arrastrar and several concrete tanks and wells are central to the camp site. A dug well about 30 feet deep with 5 feet of water has been set up with a gasoline pump near the well. After several attempts at priming, the pump will deliver about 300 gallons to the concrete pond before sucking air. Several hours are required for recovery. the well needs cleaning and deepening.

TERMS  OF  ACQUISITION

By an agreement dated February 28, 1994 between the Company and Pacific Rainier de Mexico ("PRM"), the Company can earn a 90% interest in mining claims known as the Rainier 1 through Rainier 6 located in the Golden Triangle District, State of Sonora, Mexico. Consideration will be repayment of substantiated costs of $913,099 U.S. expended by PRM on the property, and the issuance of 1,400,000 shares of the Company when a mine is developed and commences production provided that an independent valuation report confirms a net present value (net of all costs and previous consideration) for the 90% interest of at least $1,190,000 CDN. This is a non-arm's length transaction. The out-of-pocket costs of $913,099 U.S. were settled by the issuance of a two-year convertible debenture bearing interest at 6% and convertible at $0.85 CDN. per share in the first year and at $0.98 CDN. per share in the second year. Exchange in the conversion is fixed at $1.40 CDN. for $1.00 U.S. The debenture was converted into 1,596,215 shares at $0.85 CDN. per share.

A letter of intent was signed February 16, 1994 with K.L.S. Enviro Resources Inc. (formerly K.L.S. Gold Mining Company ("KLS")) to form a joint venture with the Company to explore and develop the Rainier (La Cienega) Property and the Eagle (Rio Yaqui) claims. KLS was to have earned a 55% interest in the properties by spending a minimum of $1,000,000 U.S. on exploration of the properties over the next 2 years.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

In 1995, the agreement with KLS was renegotiated. Under the terms of the new agreement, KLS will earn a 50% interest in the Rainier (La Cienega) Property. The Eagle (Rio Yaqui) claims have been excluded from this new agreement. To earn this interest, KLS must pay to PRM $90,000 U.S. in holding costs, one-half in cash and one-half in KLS stock. In addition, KLS must pay $120,000 U.S. of the total $150,000 U.S. advance royalty owing on the Ryan Lode project should the pre-feasibility study prove positive. The Company will be required to pay the remaining $30,000 U.S. at this time. Upon payment of the $120,000 U.S. for the Ryan Lode Project and payment of the $90,000 U.S. to PRM, KLS will have earned its 50% interest in the Rainier (La Cienega) Property claims.

The Company paid the costs of the pre-feasibility study on the Ryan Lode Project of $117,218 CDN.

KLS did not complete their portion of the agreement to this point, consequently they lost their interest in the Rainier (La Cienega) property.

Deferred exploration and development expenditures of $ 327,656 have been incurred to date by the Company on the property.

The Company owns 100% right, title and interest in and to Mineral Concession #199518 La Esperanza within the Rainier II claim, Sonora State of Mexico. The property was acquired on June 6, 1994 by issuing 100,000 shares of the Company (deemed value $80,000), payment of $9,809 U.S. cash and the retention by Edward Ingham of a 2% net smelter return.

The Company owns 100% right, title and interest in and to Mineral Concession #199397 La Japonesa within the Rainier I claim, Sonora State of Mexico. The property was acquired on June 6, 1994 by issuing 100,000 shares of the Company (deemed value $80,000), payment of $8,649 U.S. cash and the retention by Donald Randolph of a 2% net smelter return.


GOLD  HILL

Nevada Star Resources has recently optioned the Gold Hill property in Nye County, Nevada. The property is located six miles north of the Round Mountain Gold Mine, about 48 miles northeast of Tonapah, Nevada. Claims acquired from Mr. Manly include 53 unpatented claims and in addition, NSR claimed, and is in the process of filing, an additional 54 unpatented claims. The option agreement has been reviewed, there has been a preliminary title search, and a subcontractor to Mine Development Associates (MDA) helped stake the claim.

     Nevada  Star  Resources  (NSR)  requested  that Mine Development Associates
(MDA) conduct a resource and reserve evaluation on the Gold Hill Project, Nye County, Nevada for Nevada Star's due diligent and to define a work program. The property is located about six miles north of Round Mountain, Nevada. The Round Mountain Mine is presently producing 420,000 ounces of gold per year and has a reserve or eight million ounces.

The Gold Hill property consists of 104 unpatented claims (3 placer and 101 lode) of which 53 were optioned from Mr. Buzz Manley of Beatty, Nevada in April, 1995. Fifty-four claims were staked by NSR but are presently held under a different name. Since that time NSR has been accumulating data, reviewing the data and geology, and has performed a resource and reserve analysis on the Gold Hill gold deposit. The object of the work was to define the needs of the project for the next phase of work.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

Production in the 1930's showed a sharp increase in the Round Mountain district, principally reflecting production from the Gold Hill Mine. There was also some sporadic production between 1950 and 1964. Total production at Gold Hill was $987,000 at $35 per ounce or about 28,000 ounces. Others report production of over 34,000 ounces of gold and 200,00 ounces of silver. Grades are estimated to have been about 0.3 oz Au/ton. All of this production came from the Gold Hill vein and to a lesser extent associated veins.

Gold Hill had been controlled for the last decade by the Round Mountain Gold Company, a joint venture of Echo Bay Mining, Homestake and Case Pomeroy. They have conducted extensive exploration including surface mapping, geochemistry (rock, soil vegetation), geophysics (resistivity, gravity, and IP), and a structural evaluation. Their work culminated in drilling, metallurgical test work, and a resource and reserve evaluation. In 1988, they defined a mineral inventory of 3.1 million tons grading 0.05 oz Au/ton at 0.025 oz Au/ton cut off. The mineralization is not economic to develop at current gold prices.

The host rocks at Gold Hill are densely welded rhyolite tuff of the Mount Jefferson Caldera. The Mount Jefferson tuff lies over the Moores Creek tuff which in turn lies over the Round Mountain tuff, the host of the Round Mountain mine. These Tertiary volcanic rocks overlie a volcanic mega-breccia that in turn overlies Paleozoic mestasediments. The Mount Jefferson Tuff has been broken down by previous workers (principally L. McMasters of Homestake) into the upper gray tuff and maroon upper tuff. There also exist quartz latite dikes, a crystal tuff which may be a part of the Mount Jefferson tuff, lithic tuffs, waterlain tuff and Tertiary conglomerates. Though these units were mapped by McMasters, they were not evident in the log RVC or Core. MDA feels that if the resource is to be well-defined, these unites must be distinguished and separated for recognition of the structure in the areas. The youngest rock in the area is the Quaternary-Tertiary pediments. These units are generally composed of cobbles of the younger maroon tuff and are always completely barren.

The alteration in the area ranges from non-existent to propylitic to argillic to advanced argillic to silicified. It appears that the gold mineralization is related to both quartz veining in argillized rock and silicification. The principal feature in the area is the Gold Hill vein and its sub-parallel veins. These all strike N75W and dip variably but steeply. In general, the veins dip southerly near the surface but dip back to the north at depth. These veins are banded quartz, but can also be composed of crushed quartz and rhyolite. These veins branch and coalesce and where two period of veining intersect, higher-grade pods generally exist. The two period of quartz mineralization are younger, grayer, dense and banded chalcedonic quartz which contains gold of generally higher grades. The Silver vein, part of the later mineralization, is lower-grade, dips steeply to the north at the surface and intersects the Gold Hill vein at about 300 to 400 ft in depth. Where these veins intersect they produce high-grades of gold and silver. The entire zone is up to 400 ft wide and is 1,500 ft long, extending from beyond the range front fault on the west (where it remains open) to near Toquima shaft on the east. The mineralization extends to the west of the range front fault where one hole hit about 80 ft of about 0.11 Au/ton.

     Structurally, the area is difficult to define due to the lack of distinct lithologic units. Aside from the prominent N75W mineralized structure there are north-trending basin and range faults that drop the stratigraphy to the west. The general dip of the units is difficult to determine but McMaster (oral comm., 1995) claims that they dip westerly. Mineralization which is apparently

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

stratigraphically-controlled suggests a southwest dip. Previous workers have recognized two styles of mineralization; near vertical structurally-controlled mineralization, including veining, and shallow-dipping strata-bound mineralization.

     The principal mineralization is the Gold Hill and associated veins. These were exploited starting in the 1930's. The vein width averages several feet and had sharp contacts with the wall rock. In other areas, the material can best be described as a stockwork or sheeted zone filled with quartz veinlets. It is difficult to further define the mineralization with the available information, though it is believed to also be disseminated at least in part. In several locations low-temperature banded silica was encountered which may represent at-surface deposits. These are generally barren of precious metal mineralization. The mineralization is found in both advance argillic rock as well as silicified material.

TERMS  OF  ACQUISITION

By an amended agreement dated September 26, 1997 between the Company and Everett
L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 10 years. As at May 31, 1998, the Company has paid $130,000 U.S. to the Vendors.

By an agreement dated December 4, 1997 between the Company and Hagel Augen. Hagel Augen will earn a 75% working interest in the Gold Hill Property. Hagel Augen is committed to the following payments and investments on the property:

-     a  cash  payment  of  $10,000 U.S. (paid) upon execution of the agreement.
- a cash payment of $43,000 U.S. (paid) within 90 days of execution of the agreement.
- a cash investment of $447,000 U.S. in the property which includes year 1998 property maintenance payments on or before December 31, 1998.
- a cash investment of $500,000 U.S. in the property which includes year 1999 property maintenance payments on or before December 31, 1999.
- a cash investment of $500,000 U.S. in the property which includes year 2000 property maintenance payments on or before December 31, 2000.
- a cash investment of $500,000 U.S. in the property which includes year 2001 property maintenance payments on or before December 31, 2001.
- a cash investment of $500,000 U.S. in the property which includes year 2002 property maintenance payments on or before December 31, 2002.
- a cash investment of $500,000 U.S. in the property which includes year 2003 property maintenance payments on or before December 31, 2003.

ALASKA  NICKEL-PLATINUM-COPPER  PROPERTY

Nevada Star has recently acquired approximately 10,620 acres consisting of 345 of mining claims in the Nicolai nickel-platinum-copper belt in the southern Alaska Range of Alaska. The mineralization of main exploratory interest is platinum and associated base and precious metals. All of the Company's claims are currently in the exploration stage. No commercially mineable ore body has been delineated on the any claims, nor have any reserves been identified.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

PLATINUM  GROUP  METALS

Platinum group metals comprise six closely related metals, platinum, palladium, rhodium, iridium and osmium, which commonly occur together in nature and are among the scarcest of the metallic elements. The platinum group metals hold a unique position in the world economy for industrial and environmental applications. Along with gold and silver, they are known as precious or noble metals due to their relative stability. The platinum group metals occur as native alloys in placer (alluvial) deposits, or more commonly, in lode (hard rock) deposits associated with nickel and copper. Nearly all of the world's supply of these metals are being extracted from lode deposits in four countries
- the Republic of South Africa and Russia being the largest contributors with 90% of the worlds production, and Canada and the United States producing about 8%.

Platinum group metals are critical to a number of industries because of their extraordinary physical and chemical properties - the most important of which are their attributes for catalysis. Since the mid-1970's and continuing today, automotive manufacturers use increasing numbers of catalytic converters containing platinum or platinum-rhodium alloys reduce environmental unfriendly automobile emissions. In addition, the chemical and petroleum-refining industries rely upon platinum group metals catalysis to produce a wide variety of chemical and petroleum products. The jewelry, glass, electronic, pharmaceutical, dental and investment sectors constitute other large consumers of platinum group metals.

LOCATION

The property is located on the south side of the central Alaska Range, Alaska, approximately 100 miles south-southeast of Fairbanks, and approximately 160 miles northeast of Anchorage .

The Eureka Creek Project area lies in the geological entity known as the Wrangellia Terrain, which typically forms glaciated mountainous regions that extend to the southeast into the Wrangell Mountains and beyond. Elevations in the project area vary between 2766 feet in piedmont along the southern edge, to 8847 feet along the glaciated northern edge.

ACCESS

The Richardson and Denali highways allow access to the perimeter of the project area. Old, unmaintained trails do occur in the project area, but are only accessible once the glacial runoff subsides in late summer, whereupon the rivers are passable. Fixed-wing aircraft can access the area via two local gravel airstrips (Maclaren River and Broxson Gulch), whereas float-equipped aircraft could land on a few of the larger lakes (e.g., Fish Lake, Sevenmile Lake). Helicopters offer the best means of accessing remote parts of the project area. Snowmobiles (winter) and ATVs (summer) can also be used to access the least-rugged areas. The nearest community is the hamlet of Paxson, which is situated at the junction of the Denali and Richardson highways. Project field activity is conducted from Paxson Lodge, and a camp, with cabins and a gravel airstrip, at the entrance to the East Fork of Broxson Gulch.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

PHYSIOGRAPHY

The project area is on the interior edge of the Pacific Mountain System. The area is subject to elevation-controlled climate, where central Alaska Range mountains and alpine valleys are typically glaciated, windy and frequently cloudy; in contrast to piedmont valleys on the south-side of the Alaska Range which have a more subdued topography and contain some vegetation. Extended summer daylight hours occur from approximately the beginning of June to the end of August. Approximate mean high and low temperatures are 80 F and 55 F in July, and 14 F and -22 F in January. Average precipitation varies between 4 inches in April to 20 inches in August.

The elevated part of the project area, north of Eureka Creek, contains mountainous ridges (highest is 8847') that separate active glaciated valleys and cirques. Sediment-laden rivers drain from the glaciers into the piedmont valleys, and eventually into the Delta River. Conifers are sparse and confined to the banks of larger rivers (e.g., Delta River). Smaller vegetation (e.g., alders, heath, grasses, moss and lichen) is more abundant, but is also restricted to wetter piedmont valleys. Apart from bedrock, the landsurface is covered by glacial moraine or glacio-fluvial deposits. In addition to minor overbank or floodplain soil, there are only very thin, incipient soils in vegetated lowland areas.

Property  Geology

The geology of the Eureka Creek Property consists sedimentary, volcanic and intrusive rocks which are variably folded and faulted. The area is separated by the Denali Fault and Broxson Thrust Fault into two terranes. To the north of the Denali Fault the rocks consist of strongly folded and faulted older metamorphic rocks. To the south of the Denali Fault, the rocks consist of younger sedimentary and volcanic rocks intruded by mafic and ultramatic rocks.

Property  History

The first comprehensive geological study of the region was by Moffit (1912), followed by a period of inactivity that ended with a regional geology series by Rose (1965, 1966) and, in the Rainbow Mountains to the east, Hanson (1964). The most recent mapping that includes the Eureka Creek claims is by Stout (1976).

In 1973, the Alaska Division of Geological and Geophysical Surveys released results of an airborne magnetometer survey of the Mount Hayes Quadrangle. This survey defined a number of positive magnetic occurrences. The aeromagnetic survey delineated the location of mafic and ultramafic rocks which appear to be favorable targets for massive sulfide mineralization. These positive magnetic occurrences delineate highly magnetic and conductive areas indicate possible mineralization. More recently, samples collected in the project area were included in a regional geochemical study of stream sediments and heavy minerals by Curtin et al. (1989). These studies show that nickel, chromium and cobalt geochemical occurrences are present within the project area.

Mineral  resource  assessment  of the Mount Hayes Quadrangle by Nokleberg et al.
(1990), rank the Eureka Creek Project area as having a moderate potential for containing nickel, copper and chromium mineralization, and placer gold. Active gold placer mining has not been carried out in the project area since the first quarter of the century, and largely remains undocumented.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

The project area has not previously been explored by industry for nickel-copper-platinum group elements mineralization. However, as part of a regional study for the State of Alaska, Rose (1965) identified more than 18 localities in the Rainy Creek area where copper mineralization was noted. Minor amounts of Nickel were noted at five of these localities. More extensive nickel-copper mineralization has also been documented in the Rainbow Mountain - Canwell Glacier area immediately to the east of Eureka Creek Project area (e.g., Saunders, 1961; Kaufman, 1963; Barker, 1988).

EXPLORATION  ACTIVITY

Monty D. Moore and Associates, in concert with Tullaree Alaska Inc., began staking in the Eureka Creek Project area in January 1996. Starting in late February 1997, and continuing through that summer, further ground was staked and a reconnaissance geological and geochemical sampling exploration program was carried out over most of the property.

The 1997 exploration program was helicopter-supported, and entailed reconnaissance prospecting and geologic orientation, a minor amount of geologic mapping, and rock and stream sediment geochemical sampling. Four hundred and fifty-three samples were collected as fist-size grab samples from outcrop and subcrop, or as chip samples over a particular outcrop distance. The rock samples were analyzed by Chemex Labs., Inc. (Sparks, Nevada) and Acme Analytical Laboratories Ltd. (Vancouver, British Columbia). Twenty-eight silt samples were collected from streams in the project area and analyzed by Chemex Labs, Inc. (Sparks, Nevada).

Monty Moore and Associates conducted a short staking and exploration program between July 10 and September 8 1998. During the 1998 program, most of the staking, sampling, local mapping, and ground magnetometer surveying was conducted to the west and east of Tangle Lakes in the Amphitheatre Mountains. Previous mapping, aeromagnetic and geochemical surveys and rock sampling indicate that the Tangle Lakes area has the greatest potential for nickel-copper-platinum group elements mineralization in the Eureka Creek Project area. Following the field component of the 1998 exploration program, an independent evaluation of the Eureka Creek Project was conducted.

EXPLORATION  PROGRAM

It has been recommended that the next phase of exploration for the Eureka Creek Project should focus on the Tangle Lakes area, and start with a helicopter-airborne magnetic-EM (electromagnetic) survey over the area of greatest interest west and east of Tangle Lakes. An airborne survey reveals an area extending from the east shore of Landmark Gap Lake and from Rusty Lake northward; and north-south flight lines at 200 m separation, with 1 or 2 east-west cross-lines. This rectangular survey area could be extended to the north, west and south. Ultimately, if geophysical anomalies and drill targets can be defined early in the field season, then a drilling program will be carried out.

TERMS  OF  ACQUISITION

The property was acquired by way of a gift from Monty D. Moore, a shareholder, director and president of the Company. On January 5, 1999 the Company entered into a Memorandum of Understanding with M.A.N. Resources, Inc., ("MAN") a private company controlled by Monty D. Moore and Robert Angrisano whereby the

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

claims were leased to M.A.N. for ten years on condition that M.A.N. explore and develop minerals thereon. In return, M.A.N. will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs in the first twenty-four months of the lease. To maintain its working interest at 25%, the Company is required to pay M.A.N. 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by M.A.N. on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. The Company does not anticipate that it will be required to begin payment of its pro rata share of exploration expenses until mid-year 2001.

Additionally, M.A.N. may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of M.A.N. if tendered on or before the second anniversary date of the lease agreements. The Memorandum of Understanding, provides that the Memorandum of Understanding will be superceded and replaced by a formal Mining Lease and Sale Agreement. Until the Mining Lease and Sale Agreement is executed the Memorandum of Understanding remains in full force and effect.

ITEM  3.     LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                      PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
STOCKHOLDER  MATTERS

(A)     MARKET  INFORMATION

The Common Stock of the Company is traded on the Canadian Venture Exchange under the symbol "NEV". The following table shows the high and low sales prices for the Common Stock during each quarter since January 1, 1998. The sales prices are set forth in Canadian dollars. At February 10, 2000 the U.S. dollar equivalent as quoted in the Wall Street Journal was $.6903

Calendar  Year                              High  Closing      Low  Closing
--------------                              -------------      ------------
1998:
     First  Quarter                              .70               .26
     Second  Quarter                             .52               .27
     Third  Quarter                              .43               .20
     Fourth  Quarter                             .30               .11
1999:
     First  Quarter                              .25               .12
     Second  Quarter                             .30               .09
     Third  Quarter                              .25               .13
     Fourth  Quarter                             .22               .09
2000:
     February  10                            .11               .09

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

(B)     HOLDERS

There are approximately 121 holders of the Registrant's common equity at the date hereof.

(C)     DIVIDENDS

The Registrant has never paid a dividend. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES

In May, 1999 the Company issued a total of 2,553,316 shares at a deemed private of $0.18 per share to settle outstanding debt. All of the shares are restricted from resale in the United States. The shares were issued to three U.S. residents, each of whom was an accredited investor. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

Between October, 1998 and August 1999 options to acquire shares were exercised by two individuals. Both individuals were accredited investors, one of whom is the president and a director of the Company. An aggregate of 272,445 shares were issued at an option exercise price of CDN$0.30 per share and 1,519,204 shares were issued at an option exercise price of CDN$ 0.49 per share. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

In October, 1998 704,727 shares were issued to an unaffiliated third party at a deemed price of $0.55 per share pursuant to a shares for debt transaction relating to the LaVirgen property acquisition. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF  OPERATION

PLAN  OF  OPERATION

NSR's plan of operation for the next twelve months on its properties in the Milford District in Beaver County, Utah will consist solely of property maintenance. The company's annual cost to hold the property is about $33,000 including claim holding costs and taxes. All taxes and holding costs are current.

Pursuant to the terms of the Company's agreement on its Alaska Nickel-Platinum-Copper property the Company does not anticipate that it will incur any costs on the property until mid-year 2001.

The Company intends to attempt to negotiate a joint-venture or lease-option agreement with an unaffiliated third party on its La Cienega property. If the Company is unsuccessful in its attempts to negotiate joint-venture or lease-option agreements the Company intends to relinquish its rights to these mining claims and concessions. The Company is not currently in discussions with any potential party regarding a joint venture or lease-option.

The Company intends to attempt to negotiate joint-venture or lease-option agreements with unaffiliated third parties on its Yaqui Placer and Gold Hill properties. If the Company is unsuccessful in its attempts to negotiate joint-venture or lease-option agreements the Company intends to terminate the respective option agreements and relinquish its interests in the properties. The Company is not currently in discussions with any potential party regarding a joint venture or lease-option.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

The Company anticipates that it will utilize the services of independent consultants to accomplish its maintenance work and therefore does not anticipate that there will be a significant increase in the number of employees.

The Company does not anticipate the purchase or sale of any plant or significant equipment. The Company currently has sufficient funds to satisfy cash demands for operations for the next 12 months. The Company has no plans to raise additional funds in the next twelve months.

At the present time the Company has no current plans, arrangements, agreements or undertakings to acquire any additional exploration properties.

None of the Company's properties have any proven or probable reserves as defined by Industry Guide 7.

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended August 31, 1998 and August 31, 1998 audited by Smythe Ratcliffe, are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Registrant's two most recent fiscal years and any later interim periods neither the principal accountant nor a significant subsidiary's independent accountant on whom the principal accountant expressed reliance in its report, resigned (or declined to stand for re-election) or was dismissed.

                                       PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
          CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(A)
          OF  THE  EXCHANGE  ACT

Name                         Age         Office  with the Company   Appointed to Office
------------------------     ---         ------------------------   -------------------
Monty  D.  Moore             63          Director  and  President          1993
Richard  W.  Graeme          56          Director                          1994
Stuart  Havenstrite          67          Director                          1994
Richard  S.  Havenstrite     41          Director                          1998
Robert  Angrisano            45          Director                          1999
Kevin  Weaver                53          Director                          1996
Beverly  J.  Bullock         49          Secretary                         1993

Monty D. Moore has been the President and a Director of the Company since 1993. Since 1971 Mr. Moore has been the owner and President of Pacific Rainier Roofing, Inc., Seattle, Washington. Mr. Moore is a member of the Northwest Mining Association. Mr. Moore is an officer, director and oprincipal shareholder of M.A.N. Resources, Inc.

Richard W. Graeme, a Director of the Company, is graduated from the University of Arizona with a Bachelor of Science Degree with a major in Geological Engineering. From 1996 to the present Mr. Graeme has been the Vice-president of Operations for Golden Queen Mining Company, Mojave, California. Mr. Graeme's responsibilities have included permitting and bringing the Soledad Mountain

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

project into production. From 1993 to 1996 Mr. Graeme was employed as an Engineer by Mine Development Associates, Reno Nevada. Mr. Graeme is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers ("AIME").

Stuart Havenstrite, a Director of the Company, has been the owner and sole employee of HMS Company, a geological and management company located in Sandy, Utah. Mr. Havenstrite is graduated from Stanford University with a B.S. Degree in Geology. Mr. Havenmstrite is a member of AIME. Mr. Havenstrite is the father of Rick Havenstrite.

Rick Havenstrite, a Director of the Company, has been the Manager of the Company's OK copper project since joining the Company in 1997. From 1996 until joining the Company Mr. Havenstrite was the Vice-President of Operations for Centurion Mines Corporation and the manager of the OK copper project. From 1992-1996 Mr. Havenstrite was employed by Arimetco, Inc. as the General Manager of the Yerington Project. Mr. Havenstrite was responsible for permitting, geology, engineering, construction and operation of this 15 million ton per year low grade SX/EW copper project. Mr. Havenstrite, a member of AIME is graduated from the University of Nevada, Reno with a B.A. Degree in Mine Engineering.

Kevin Weaver, a Director of the Company since 1995, is a land developer and since 1992 has been the President of Songhees Retirement Park and Seicam
Management,  Victoria,  Canada

Robert Angrisano, a Director of the Company, is graduated from Portland State University with a degree in business. Mr. Angrisano has been employed by Microsoft Corp. since 1993. Mr. Angrisano is currently the Director of Technology for Microsoft. Mr. Angrisano is an officer, director and principal shareholder of M.A.N. Resources, Inc.

Beverly J. Bullock, the Corporate Secretary, has been the owner of VanWest Administrative Services, Ltd., Surrey, B.C. since 1991. VanWest provides administrative consulting services to private and public companies.

(b)     Identification  of  Certain  Significant  Employees

The  Registrant  has  no  employees.

(c)     Family  Relationships

Two of the directors are related. Richard Havenstrite is the son of Stuart Havenstrite

(d)      Involvement  in  Certain  Legal  Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no director has filed a Form 3, additionally Monty Moore failed to file Form 4 twice and Stuart Havenstrite failed to file one Form 4.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

ITEM  10.     EXECUTIVE  COMPENSATION

(A)     EXECUTIVE  OFFICERS

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and executive officers whose total annual salary and bonus exceeded $100,000 during the past three calendar years ("Executive Officers"). Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                       SUMMARY  COMPENSATION  TABLE
ANNUAL  COMPENSATION                         LONG  TERM  COMPENSATION
----------------------------------  -------------------------------------------------
Name                                Other    Restricted Securities
and                                 Annual   Stock      Underlying LTIP     All Other
Principal    Year Salary   Bonus    Comp.    Awards(1)  Options/   Payouts  Comp.
Position          ($)      ($)      ($)      ($)        SARs(#)    ($)      ($)
------------ ---- -------  -------  -------  ---------- ---------- -------- ---------
Monty D.
  Moore      1999    $0      $0       $0        $0      445,895(1)     $0     $0
President &  1998    $0      $0       $0        $0      330,885(2)     $0     $0
Director     1997    $0      $0       $0        $0      115,040(2)     $0     $0

(1)     exercisable  at  CDN  $0.30  per  share  on  or  before  March  2, 2001;
(2)     re-priced  on  March  3,  1999

(B)     DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR
The Company compensates its directors for attending Directors' Meetings in the amount of US$300.00 per meeting. In addition, the directors are compensated for their services in their capacity as consultants, experts or for committee participation or special assignment by the Company. During the most recently completed financial year, compensation was paid as follows:

Director                    Amount  Paid
----------------------------          ----------------------------------
     Stuart  Havenstrite              US$300          (director's  fee)
     Kevin  Weaver                    US$300          (director's  fee)
     Robert  Angrisano                US$300          (director's  fee)
     Richard  W.  Graeme              US$300          (director's  fee)
     Rick  Havenstrite                CDN$36,558     (consulting)

     The Company does not have a formalized stock option plan for the granting of incentive stock options to the officers, employees and directors. However, the Company has granted stock options to certain of its directors. The purpose of granting such options is to assist the Company in compensating, attracting, retaining and motivating the directors of the Company and to closely align the personal interests of such persons to that of the shareholders.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

The following table sets forth information concerning individual grants of options to purchase securities of the Company made during the most recently completed financial year to some of the directors of the Company:

                                   % of total              Market
                                   Options/                Value of
                                   SARs                    Securities
                                   Granted to   Exercise   Underlying
                    Securities     All          or base    Options
                    Under          Employees    price      on the
                    Options/SARs   In the       $/         Date of
                    Granted        Financial    Securites  Grant       Expiration
Name                # (1)          Year         (2)        $/Security  Date
------------------  -------------  -----------  ---------  ----------  ---------------
Richard Graeme         75,000        4.1%       $0.30      $0.30        March 2, 2001
Rick Havenstrite      100,000        5.4%       $0.30      $0.30        March 2, 2001
Stuart Havenstrite    200,000       10.8%       $0.30      $0.30        March 2, 2001
Kevin Weaver          300,000       16.3%       $0.30      $0.30        March 2, 2001
Robert Angrisano      600,000       32.5%       $0.30      $0.30        March 2, 2001

(1)     Option  is  for  a  term  of  two  years.
(2) The exercise price of stock options is determined by the Board of Directors but shall in no event be less than the 10-day average price of the common shares of the Company on the Canadian Venture Exchange.

          The following table sets forth information concerning the re-pricing of options to purchase securities of the Company made during the most recently completed financial year to some of the directors of the Company:

Securities   Old        New        Old                New
Name               Under        Exercise   Exercise   Expiration         Expiration
                   Options      Price      Price      Date               Date
-----------------  -----------  ---------  ---------  -----------------  ----------
Monty D. Moore       115,040     $0.55      $0.30     March 12, 1999     March 2, 2001
Monty D. Moore       330,855     $0.64      $0.30     November 20, 1999  March 2, 2001
Rick Havenstrite     100,000     $0.64      $0.30     November 20, 1999  March 2, 2001
Richard Graeme        25,000     $0.55      $0.30     March 12, 1999     March 2, 2001

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
          AND  MANAGEMENT

The following table sets forth information regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities at December 3, 1999.

(1)               (2)                       (3)                      (4)
Title  of  Class  Name  and  Address        Amount  and Nature of     Percent
Percent           of  Beneficial  Owner     Beneficial Ownership      of Class
----------------  ------------------------  ------------------------  --------
Common             Monty  D. Moore (1)               4,323,395 (2)      15.16%
                   10735  Stone  Ave.
                   Seattle,  WA  98133

Common             Grand Central Silver (3)          2,000,000           7.01%
                   Mines, Inc.
                   862  South  500  West  St.
                   Salt  Lake  City,  Utah  84110

Common             Robert  Angrisano                 1,738,656 (4)      6.01 %
                   2533  -  226th  Pl.  NE
                   Redmond,  WA  98053

(1) Includes 713,550 shares owned by Pacific Rainier, Inc. a privately held mineral exploration company controlled by Mr. Moore.
(2) Does not include 445,895 shares issuable upon the exercise of outstanding options and warrants
(3) No officer, director or principal shareholder of the Company is affiliated with Grand Central Silver Mines, Inc.
(4) Does not include 50,000 shares issuable upon the exercise of outstanding options and warrants

(A)     SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth certain information as of December 33, 1999 regarding the number and percentage of shares of common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group

(1)              (2)                                (3)                    (4)
Title of Class   Name and Address                   Amount and Nature of   Percent
                 of Beneficial Owner                Beneficial Ownership   of Class
---------------  ---------------------------------  ---------------------  ------------
Common           Monty  D.  Moore                        4,323,395(1)(2)      16.95%
Common           Richard  W. Graeme                        100,000(3)          0.35%
Common           Stuart Havenstrite `                      532,234(4)          1.87%
Common           Richard  S.  Havenstrite                  110,000(5)          0.38%
Common           Robert Angrisano                        1,738,656(6)          6.01%
Common           Kevin  Weaver                              13,500             0.05%
Common           Total  of  all  officers
                 and directors (7 individuals):          6,817,785             23.9%

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

(1) Includes 713,550 shares owned by Pacific Rainier, Inc., a privately held mining exploration company controlled by Mr. Moore.
(2) Does not include options expiring March 2, 2001 to acquire 445,895 shares of common stock at a price of $0.30 per share.
(3) Does not include options expiring March 2, 2001 to acquire 100,000 shares of common stock at a price of $0.30 per share.
(4) Does not include options expiring March 2, 2001 to acquire 200,000 shares of common stock at a price of $0.30 per share.
(5) Does not include options expiring March 2, 2001 to acquire 52,960 shares of common stock at a price of $0.30 per share.
(6) Does not include options expiring March 2, 2001 to acquire 50,000 shares of common stock at a price of $0.30 per share.

 (c)  Changes  in  Control

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Monty Moore, a shareholder, officer and director has made advances to the Company which were outstanding in whole or in part at the year ended August 31, 1999 in the amount of $CDN 543,960. There is no written agreement between the Company and Mr. Moore with regard to the repayment of the monies advanced. The monies have been advanced on an interest free basis. The monies are expected to be repaid at the point at which the Company has adequate revenues to make such payments without restricting the operations of the Company. In the alternative, upon approval of Mr. Moore and the Board of Directors, the advances may be converted to equity. On May 17, 1999 the Company converted $CDN 232,037 of advances to equity at a price of $.18 per share, issuing a total of 1,289,098 shares of common stock. The terms of the transaction were approved by the Vancouver Stock Exchange.

The Company's Alaska Nickel-Platinum-Copper Property was acquired by way of a gift from Monty D. Moore, a shareholder, director and president of the Company. On January 5, 1999 the Company entered into a Memorandum of Understanding with M.A.N. Resources, Inc., ("MAN") a private company controlled by Monty D. Moore and Robert Angrisano whereby the claims were leased to M.A.N. for ten years on condition that M.A.N. explore and develop minerals thereon. In return, M.A.N. will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs in the first twenty-four months of the lease. To maintain its working interest at 25%, the Company is required to pay M.A.N. 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by M.A.N. on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. The Company does not anticipate that it will be required to begin payment of its pro rata share of exploration expenses until mid-year 2001.

Additionally, M.A.N. may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of M.A.N. if tendered on or before the second anniversary date of the lease agreements. The Memorandum of Understanding, provides that the Memorandum of Understanding will be superceded and replaced by a formal Mining Lease and Sale Agreement. Until the Mining Lease and Sale Agreement is executed the Memorandum of Understanding remains in full force and effect.

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

There have been no other transactions or series of transactions, or proposed transactions during the last two years to which the registrant is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the registrants common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

The Company's Articles do not prohibit transactions in which the Company's promoters, management, affiliates or associates directly or indirectly have an interest. Therefore, there is (always) a "present potential" that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an interest, there is however, no present or contemplated intent that such an event may occur. In the event that such a transaction was proposed, under the rules of the Vancouver Stock Exchange, any such transaction would be deemed a "Major Transaction and would be subject to prior shareholder approval and the approval of the Vancouver Stock Exchange. In structuring any such transaction, the directors would be bound by their fiduciary duty to act in the best interest of the Company's shareholders. In the event that management's fiduciary duties were compromised any available remedy under applicable law would likely be prohibitively expensive and time consuming.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  documents  are  filed  as  part  of  the  report:

     1.  Financial  Statements

         Independent  Auditors'  Reports

         Consolidated  Balance  Sheets
         August  31,  1999  and  1998

         Consolidated  Statements  of  Operation  and  Deficit
         for  the  years  ended  August  31,  1999,  1998,  and  1997

         Consolidated  Statements  of  Cash  Flows
         for  the  years  ending  August  31,  1999,  1998,  and  1997

         Consolidated Statements of Investment In and Expenditures On Resource Properties
         For  the  years  ended  August  31,  1999  and  1998

         Notes  to  Financial  Statements

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

     2.  Exhibits  required  by  Item  601

(1)  Underwriting  Agreement                                                (1)
(2)  Plan of Acquisition, reorganization, arrangement, liquidation or
     succession.                                                            (1)
(3)  (i)  Articles  of  Incorporation                                       (2)
(3)  (ii) Bylaws.                                                           (2)
(4)  Instruments  defining  the  rights  of  security  holders, including
     indentures.                                                            (1)
(9)  Voting  trust  agreements.                                             (1)
(10) Material  contracts.                                                   (2)
(11) Statement  re:  computation  of  per  share  earnings.                 (1)
(12) Statements  re:  computation  of  ratios.                              (1)
(13) Annual report to security holders, Form 10Q or quarterly report to
     security holders.                                                      (1)
(16) Letter  re:  change  in  certifying  accountant.                       (1)
(18) Letter  re:  change  in  accounting  principles.                       (1)
(19) Subsidiaries  of  the  Registrant.                                     (1)
(22) Publisher report regarding matters submitted to vote of security
     holders.                                                               (1)
(23) Consents  of  Experts  and  counsel.
(24) Power  of  Attorney.                                                   (1)
(99) Additional  Exhibits.                                                  (1)

               (1)  These  items  have either been omitted or are not applicable
               (2)  Incorporated  by  reference  to  previous  filing

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

(c)     Exhibit  (23), Consent of Accountants, is filed herewith.

(d)     Financial Statements are filed herewith.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA  STAR  RESOURCE  CORP

By:/s/ Monty D. Moore
   -------------------------
MONTY  D.  MOORE,  President
(Principal  Executive Officer) and (Principal
Financial  Officer)

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

In accordance with the Exchange Act, this report has been signed below by the following persons representing a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.


                         2/11/00
                         -------
MONTY  D.  MOORE          Date
Director


                         2/11/00
                         -------
KEVIN  WEAVER               Date
Director


                         2/11/00
                         -------
STUART  HAVENSTRITE     Date
Director


                         2/11/00
                         -------
RICHARD  S.  HAVENSTRITE      Date
Director


                         2/11/00
                         -------
ROBERT  ANGRISANO
Director



























NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  FINANCIAL  STATEMENTS
AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)






     INDEX                                                                 PAGE
     -----                                                                 ----
     AUDITORS'  REPORT  TO  THE  SHAREHOLDERS                                1

     CONSOLIDATED  FINANCIAL  STATEMENTS

          Consolidated  Balance  Sheets                                      2

          Consolidated  Statements  of  Operations  and  Deficit             3

          Consolidated  Statements  of  Cash  Flows                          4

          Consolidated  Statements  of  Investments  In  and
            Expenditures on  Resource  Properties                            5

     Notes  to  Consolidated  Financial  Statements                       6-17


AUDITORS'  REPORT  TO  THE  SHAREHOLDERS




We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 1999 and 1998 and the consolidated statements of operations and deficit, cash flows and investments in and expenditures on resource properties for the years ended August 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada which do not differ in any material respects from auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 1999 and 1998 and the results of its operations, its cash flows and the investments in and expenditures on resource properties for the years ended August 31, 1999, 1998 and 1997 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles in the United States and are discussed in note 11 to the consolidated financial statements.







Chartered  Accountants

Vancouver,  British  Columbia
January  6,  2000











See  notes  to  consolidated  financial  statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  BALANCE  SHEETS
AUGUST  31
(CANADIAN  DOLLARS)

                                                    1999             1998
                                               --------------   --------------
ASSETS

CURRENT

     Cash                                      $       5,006    $     217,524
     Accounts receivable                               5,285            4,105
                                               --------------   --------------
                                                      10,291          221,629

INVESTMENTS IN AND EXPENDITURES ON RESOURCE

PROPERTIES (notes 3 and 4)                         6,764,456        5,946,032

CAPITAL ASSETS (note 5)                                4,333            5,573
                                               --------------   --------------

                                               $   6,779,080     $  6,173,234
                                               ==============   ==============

LIABILITIES

CURRENT

     Accounts payable                           $     10,810     $     18,148
     Loan payable                                          0          387,600
     Subscriptions payable                                 0          381,129
    Due to shareholder (note 7)                      543,960          718,606
                                               --------------   --------------
                                                     554,770        1,505,483
                                               --------------   --------------

SHAREHOLDERS'  EQUITY

CAPITAL STOCK (note 6)                            11,377,738        9,704,111

DEFICIT                                           (5,153,428)      (5,036,360)
                                               --------------   --------------

                                                   6,224,310        4,667,751
                                               --------------   --------------

                                               $   6,779,080     $  6,173,234
                                               ==============   ==============

Commitments  (note  8)

Approved  on  behalf  of  the  Board:

/S/  Monty  Moore          /S/  Stuart  Havenstrite
Monty Moore,  Director     Stuart Havenstrite, Director


See  notes  to  consolidated  financial  statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                                  1999         1998          1997
                                             ------------  ------------  ------------
GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees                            $    35,014   $    31,852   $    21,235
Consulting                                        32,702        55,155        55,398
Office and miscellaneous                          15,228        21,597        15,374
Shareholder relations                             10,305        11,489        15,385
Listing and filing fees                            7,527        10,937         9,003
Property management                                3,975        47,055             0
Directors' meetings                                1,797           860         1,743
Transfer agent fees                                1,250        13,771         5,250
Telephone                                          1,120         5,511         8,060
Bank charges and interest                          1,023         1,165           983
Travel                                               573         7,668        19,944
Property examinations                                  0         8,737         3,423
Rent                                                   0             0        23,979
Management fees                                        0             0        12,000
Amortization                                       1,240         1,617         2,117
                                             ------------  ------------  ------------
                                                 111,754       217,414       193,894

OTHER  ITEMS

Loss on abandonment of mineral properties              0     1,459,495       439,455

Loss (gain) on translation of foreign currencies   5,602        (7,471)       18,588

Interest income                                     (288)       (2,618)       (1,276)
                                             ------------  ------------  ------------

NET LOSS FOR YEAR                                117,068     1,666,820       650,661

DEFICIT, BEGINNING OF YEAR                     5,036,360     3,369,540     2,718,879
                                             ------------  ------------  ------------

DEFICIT, END OF YEAR                         $ 5,153,428   $ 5,036,360   $ 3,369,540
                                             ============  ============  ============

LOSS PER SHARE                               $      0.01   $      0.09   $      0.04
                                             ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                       26,072,068    19,291,567    16,410,919
                                             ============  ============  ============







See  notes  to  consolidated  financial  statements.


NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                                  1999         1998          1997
                                             ------------  ------------  ------------
CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES
Net loss                                     $  (117,068)  $(1,666,820)  $  (650,661)
                                             ------------  ------------  ------------
Items not involving cash
   Amortization                                    1,240         1,617         2,117
   Loss on abandonment of mineral properties           0     1,459,495       439,455
                                             ------------  ------------  ------------
                                                (115,828)     (205,708)     (209,089)
                                             ------------  ------------  ------------

CHANGES  IN  NON-CASH  WORKING  CAPITAL
Accounts receivable                               (1,180)       (2,278)        1,681
Prepaid expenses                                       0           313         1,750
Accounts payable                                  (7,338)        6,490       (37,291)
Subscriptions payable                                  0       381,129             0
Loan payable                                           0       387,600             0
Due to shareholder                               (95,892)      318,529       338,104
                                             ------------  ------------  ------------
                                                (104,410)    1,091,783       304,244
                                             ------------  ------------  ------------
                                                (220,238)      886,075        95,155
                                             ------------  ------------  ------------

INVESTING  ACTIVITIES
Deferred exploration and development costs      (705,576)   (1,912,068)     (220,258)
Acquisition of mineral properties               (112,848)      (86,494)     (765,933)
                                             ------------  ------------  ------------
                                                (818,424)   (1,998,562)     (986,191)
                                             ------------  ------------  ------------

FINANCING  ACTIVITY
Issuance of shares for cash                      826,144     1,240,544       610,740
                                             ------------  ------------  ------------

INCREASE (DECREASE) IN CASH                     (212,518)      128,057      (280,296)
CASH, BEGINNING OF YEAR                          217,524        89,467       369,763
                                             ------------  ------------  ------------

CASH, END OF YEAR                            $     5,006   $   217,524   $    89,467
                                             ============  ============  ============

SUPPLEMENTAL INFORMATION FOR INVESTING AND FINANCING ACTIVITIES

Shares issued for mineral properties         $         0   $ 2,096,250   $         0
                                             ============  ============  ============
Shares issued for loan settlement,
  subscriptions payable and
  advances from shareholder                  $   847,483   $         0   $   170,928
                                             ============  ============  ============

See  notes  to  consolidated  financial  statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED STATEMENTS OF INVESTMENTS IN AND EXPENDITURES ON RESOURCE
PROPERTIES
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)
BEGIN 8PT TYPE

                   EAGLE         RAINIER                                OK/
                   (RIO YAQUIL)  (LA CIENEGA)   LA VIRGEN   GOLD HILL   BEAVER LAKE    PGM
                   CLAIMS        PROPERTY       PROPERTY,   PROPERTY,   PROPERTY       PROPERTY,
                   MEXICO        MEXICO         MEXICO      NEVADA      UTAH           ALASKA         TOTAL
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
BALANCE,
AUGUST 31, 1997   $   197,998   $   1,710,310   $ 959,475   $ 442,932   $          0   $       0   $ 3,310,715
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
EXPENDITURES FOR 1998

Acquisition costs           0               0           0       4,739      2,178,006           0     2,182,745
Labour                      0             414      70,147           0        169,135           0       239,696
Property tax              374         100,011      56,059           0              0           0       156,443
Travel                    461           6,008      17,424           0        130,059           0       153,952
Accommodation
  and meals               165           3,237       3,060           0         56,199           0        62,661
Recording fee               0               0       5,851           0         22,280           0        28,131
Consulting                  0          57,153      74,270           0        136,615           0       268,038
Supplies                    0           9,465         749           0        102,642           0       112,857
Assays                      0               0      18,439           0        256,505           0       274,944
Miscellaneous              38           5,827       9,584        (745)         8,601           0        23,305
Storage                     0               0           0           0             43           0            43
Drilling                    0               0     244,437           0        236,056           0       480,493
Legal                       0               0           0           0        111,504           0       111,504
Loss on abandonment
  of property               0               0  (1,459,495)          0              0           0    (1,459,495)
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
                        1,038         182,115    (959,475)      3,994      3,407,645           0     2,635,317
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
BALANCE,
AUGUST 31, 1998       199,036       1,892,425           0     446,926      3,407,645           0     5,946,032
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
EXPENDITURES FOR  1999

Acquisition costs           0               0           0      38,327         15,235      59,285       112,847
Labour                      0               0           0           0        128,604           0       128,604
Property tax                0               0           0           0         28,479           0        28,479
Travel                      0             231           0           0          4,525           0         4,756
Accommodation and meals     0               0           0           0            113           0           113
Recording fee               0               0           0       1,546          4,984           0         6,530
Consulting                  0          12,045           0           0         36,558           0        48,603
Supplies                    0               0           0         905        114,623           0       115,528
Assays                      0               0           0           0         50,792           0        50,792
Miscellaneous               0             321           0       1,534          4,672           0         6,527
Storage                     0               0           0       1,274              0           0         1,274
Equipment                   0               0           0           0        113,232           0       113,232
Legal                       0               0           0           0          4,355           0         4,355
Drilling                    0               0           0           0        196,784           0       196,784
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
                            0          12,597           0      43,586        702,956      59,285       818,424
                  ------------  --------------  ----------  ----------  -------------  ----------  ------------
BALANCE,
AUGUST 31, 1999   $   199,036   $   1,905,022   $       0   $ 490,512   $  4,110,601   $  59,285   $ 6,764,456
                  ============  ==============  ==========  ==========  =============  ==========  ============

END 8PT TYPE






See  notes  to  consolidated  financial  statements.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)


1.     NATURE  OF  OPERATIONS

The Company was incorporated under the laws of British Columbia and was continued into the Yukon Territory of Canada in 1998. The principal business activity is the exploration and development of natural resource properties.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation, and Nevada Star Resource de Mexico, S.A. de C.V., a wholly-owned subsidiary of Nevada Star Resource Corp. (U.S.). All significant intercompany balances and transactions have been eliminated.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Investments  in  and  expenditures  on  resource  properties

Acquisition costs of mineral properties, rights and options together with direct exploration and development expenditures thereon are deferred in the accounts on a property-by-property basis. The expenditures related to a property from which there is production, together with the costs of production equipment, will be depleted and depreciated using the unit-of-production method based upon the estimated proven reserves. When there is little prospect of further work on a property being carried out by the Company or when minerals cannot be economically removed due to the current market price of the minerals, the costs of the property are charged to operations.

(b)     Amortization

Amortization of capital assets is calculated on a declining balance basis at the following annual rates:

     Office  equipment     -  20%
     Computer  equipment   -  30%

(c)     Financial  instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and due to shareholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

(d)     Loss  per  share

Loss per share computations are based on the weighted average number of common shares outstanding during the year.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

(e)     Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

(f)     Foreign  Currency  Translation

Amounts recorded in foreign currency are translated into Canadian dollars as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;
(ii) Non-monetary assets at the exchange rates prevailing at the time of the acquisition of the assets; and,
(iii) Revenues and expenses (excluding amortization which is translated at the same rate as the related asset), at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in net loss.

3.     REALIZATION  OF  ASSETS

The Company's investments in and expenditures on resource properties comprise significantly all of the Company's assets. Realization of the Company's investments in and expenditures on these properties is dependent on the attainment of successful commercial production or from the proceeds of their disposal.

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES

(a)     Eagle  (Rio  Yaqui)  Claims,  Sonora,  Mexico

By a Letter of Agreement dated October 29, 1992 (as amended) the Company may earn a 100% interest (subject to a 2% net smelter returns royalty) in the rights to extract gold from mining claims known as Eagle, Eagle I, Eagle II, and Yaqui located in the Soyopa and Onaves mining districts, State of Sonora, Mexico. Consideration consists of

- a cash payment of $95,500 U.S. for reimbursement of the vendor's out-of-pocket costs (paid).
-     the  issuance of 200,000 shares of the Company's capital stock as follows:
50,000 shares upon the acceptance of the Agreement by regulatory authorities (issued in fiscal 1994) and 50,000 shares each at the time of filing of the next three engineers reports recommending work programs of minimum $25,000 U.S. each on the project. The first work program was completed in fiscal 1995 and 50,000 shares were issued.

Deferred exploration and development expenditures of $48,110 Cdn. have been incurred to date by the Company on the property.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

     (b)     Rainier  (La  Cienega)  Property,  Sonora,  Mexico

By an agreement dated February 28, 1994 between the Company and Pacific Rainier de Mexico ("PRM"), the Company can earn a 90% interest in mining claims known as the Rainier 1 through Rainier 6 located in the Golden Triangle District, State of Sonora, Mexico. Consideration will be repayment of substantiated costs of $913,099 U.S. expended to date by PRM on the property, and the issuance of 1,400,000 shares of the Company when a mine is developed and commences production provided that an independent valuation report confirms a net present value (net of all costs and previous consideration) for the 90% interest of at least $1,190,000 Cdn. This is a non-arm's length transaction. The out-of-pocket costs of $913,099 U.S. were settled by the issuance of a two-year convertible debenture bearing interest at 6% and convertible at $0.85 Cdn. per share in the first year and at $0.98 Cdn. per share in the second year. Exchange in the conversion is fixed at $1.40 Cdn. for $1.00 U.S. The debenture was converted into 1,596,215 shares at $0.85 Cdn. per share in fiscal 1996.

By an amended agreement with K.L.S. Enviro Resources, Inc. ("KLS") in 1995, KLS will earn a 50% interest in the Rainier (La Cienega) Property. To earn this interest, KLS must pay to PRM $90,000 U.S. in holding costs, one-half in cash and one-half in KLS stock. In addition, KLS must pay $120,000 U.S. of the total $150,000 U.S. advance royalty owing on the Ryan Lode project should the pre-feasibility study prove positive. The Company will be required to pay the remaining $30,000 U.S. at this time. Upon payment of the $120,000 U.S. for the Ryan Lode Project and payment of the $90,000 U.S. to PRM, KLS will have earned its 50% interest in the Rainier (La Cienega) Property claims.

KLS did not complete their portion of the agreement to this point, consequently they lost their interest in the Rainier (La Cienega) property.

Deferred exploration and development expenditures of $439,916 Cdn. have been incurred to date by the Company on the property.

The Company owns 100% right, title and interest in and to Mineral Concession #199518 La Esperanza within the Rainier II claim, Sonora State of Mexico. The property was acquired on June 6, 1994 by issuing 100,000 shares of the Company (deemed value $80,000), payment of $9,809 U.S. cash and the retention by Edward Ingham of a 2% net smelter return.

The Company owns 100% right, title and interest in and to Mineral Concession #199397 La Japonesa within the Rainier I claim, Sonora State of Mexico. The property was acquired on June 6, 1994 by issuing 100,000 shares of the Company (deemed value $80,000), payment of $8,649 U.S. cash and the retention by Donald Randolph of a 2% net smelter return.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

(c)     La  Virgen,  Michoacan,  Mexico

On June 12, 1996, the Company signed an option to acquire a copper oxide property consisting of 1,500 acres of Mexican mining claims controlled by Minera Virgo SA de C.V. under a renewable 25 year mining exploration license granted to Minera Virgo in December, 1990.

The agreement provides for a total of $3 million U.S. to be paid to Minera Virgo over a 3.5 year period and a 3% net smelter royalty on production of the first 50 million pounds of copper as follows:

PAYMENT (U.S.)       DUE DATE
----------------     --------
$        25,000      Paid
        250,000      Paid
        225,000      Paid
        500,000      February 19, 1998
      1,000,000      February 19, 1999
      1,000,000      February 19, 2000
----------------
$    3,000,000
================

The royalty escalates as additional copper is discovered and produced and is capped at 7% after 300 million pounds of copper have been produced.

During 1996, the Company paid Minera Virgo $25,000 U.S. for an exclusive 75 day option on the property, during which time the Company conducted its due diligence review. Subsequent to the review, the Company transferred $250,000 U.S. into trust to be released as part of the $3 million U.S. payment after the vendor fulfils its obligations. The $250,000 U.S. was paid from trust on various dates during October 1996 with the remaining portion being paid in January 1997. In addition, on February 19, 1997 an additional $225,000 U.S. was paid to Minera Virgo.

The Company had expected to invest approximately $4.8 million U.S. in plant and equipment on the property and spend $500,000 U.S. in exploration, reserve certification and condemnation work on the property during and after the due diligence period.

A  finder's  fee  was  payable  as  follows:

     Common  shares

  (i) 50,000 common shares in the capital stock of the Company upon acceptance by the Vancouver Stock Exchange of the acquisition of the property. (Issued)
 (ii) 50,000 common shares in the capital stock of the Company on February 19, 1997. (Issued)
(iii) 100,000 common shares in the capital stock of the Company on February 19, 1998.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

     Share  Purchase  Warrants

 (iv) 50,000 non-transferable share purchase warrants, exercisable at a price of $1 per share after VSE acceptance to June 4, 1997. (Issued)

  (v) 50,000 non-transferable share purchase warrants, exercisable at a price of $1 per share from February 19, 1997 to June 4, 1997. (Issued)

 (vi) 100,000 non-transferable share purchase warrants, exercisable at $1.50 per share from February 19, 1998 to June 4, 1998.

In the event the Company arranged plant financing, estimated at $5 million U.S. and the plant was 75% complete as confirmed by an independent engineer, all of the unissued common shares and share purchase warrants were to be issued to the finder.

The property acquisition payment due on February 19, 1998 was not paid, the Company is in default and loses all rights to the claims. All expenditures on this property have been charged to operations in the 1998 fiscal year.

     (d)     Gold  Hill  Property,  Nevada

By an amended agreement dated September 26, 1997 between the Company and Everett
L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 102 years in annual payments on October 1, $25,000 in each of 1997, 1998, 1999, $50,000 in each of 2000 and 2001, $100,000 in each of 2002 and 2003, $140,000 in 2004 and
$200,000 in each of 2005 and 2006. As at August 31, 1998, the Company had paid $155,000 U.S. to the Vendor.

By an amended agreement dated June 2, 1998 between the Company and Hagel Augen, the latter will earn a 100% working interest in the Gold Hill Property. Hagel Augen is committed to the following payments and investments on the property:

-     a  cash  payment  of  $53,000 U.S. (paid) upon execution of the agreement.

- a cash investment of $147,000 U.S. in the property which includes 1998 property maintenance payments on or before December 31, 1998.

- a cash investment of $400,000 U.S. in the property which includes 1999 property maintenance payments on or before December 31, 1999.

- a cash investment of $500,000 U.S. in the property which includes year 2000 property maintenance payments on or before December 31, 2000.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

- a cash investment of $500,000 U.S. in the property which includes year 2001 property maintenance payments on or before December 31, 2001.

- a cash investment of $500,000 U.S. in the property which includes year 2002 property maintenance payments on or before December 31, 2002.

- a cash investment of $500,000 U.S. in the property which includes year 2003 property maintenance payments on or before December 31, 2003.

Deferred exploration and development expenditures of $312,026 Cdn. have been incurred to date by the Company on the property.

(e)     OK  Copper  Mine,  Utah

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah. Consideration is the issuance of 2 million common shares of the Company (issued). The Vendor also retains a 12% net profits interest to apply to all copper production coming from any claims. Deferred exploration and development expenditures of $1,917,360 have been incurred to date by the Company on the property.

A  finder's  fee  of  150,000 shares at a price of $0.65 Cdn. was paid in fiscal
1998.

(f)     Beaver  Lake,  Utah

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah. Consideration is 2 million common shares of the Company issued in two tranches: one million shares upon closing (issued) and another one million upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production. The Vendor also retains a 2% net smelter return royalty which will not exceed 3 million dollars (U.S.) in aggregate. The Company also granted Cortex one million warrants for the Company's common shares exercisable at $1.00 per share.

A finder's fee of 75,000 shares at a price of $0.65 Cdn. each was paid in fiscal 1998.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

(g)     PGM  Property,  Alaska

The Company has acquired approximately 10,620 acres consisting of 345 mining claims located near Braxon Gulch and Tangle Lakes, Alaska, by way of gift from a shareholder, director and officer. On January 5, 1999 the Company entered into an understanding with M.A.N. Resources Inc. ("MAN") whereby the claims were leased to MAN for ten years on condition that MAN explore and develop minerals thereon. In return, MAN will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs within the first twenty four months of the lease. To maintain its working interest at 25%, the Company is required to pay MAN 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by MAN on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. Additionally, MAN may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of MAN if tendered on or before the second anniversary date of the lease agreements.

5.     CAPITAL  ASSETS

                                                  1999
                                               ACCUMULATED
                               --------------------------------------------
                                    COST       AMORTIZATION         NET
                               ------------    ------------    ------------
Office Equipment               $    15,021     $    11,565     $     3,456
Computer equipment                   6,234           5,357             877
                               ------------    ------------    ------------
                               $    21,255     $    16,922     $     4,333
                               ============    ============    ============

                                                  1998
                                               ACCUMULATED
                               --------------------------------------------
                                   COST        AMORTIZATION        NET
                               ------------    ------------    ------------


Office Equipment               $    15,021     $    10,701     $     4,320
Computer equipment                   6,234           4,981           1,253
                               ------------    ------------    ------------
                               $    21,255     $    15,682     $     5,573
                               ------------    ------------    ------------

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

6.     CAPITAL  STOCK

     (a)     Authorized
     100,000,000  Common  shares  without  par  value
     (b)     Issued

                                          1999                          1998
                              ---------------------------   ---------------------------
                                 NUMBER                         NUMBER
                                OF SHARES       AMOUNT        OF SHARES      AMOUNT
                              ------------   ------------   ------------   ------------
Balance, Beginning of Year     23,461,738    $  9,704,111     17,421,685   $ 6,367,317

Issued during year
  For cash on exercise of
     share purchase options     1,791,649         826,144      1,293,823       509,530
  For cash, private placements          0               0      1,013,418       557,380
  For cash on exercise of
     share purchase warrants            0               0        507,812       189,299
  For settlement of debt        3,258,043         847,483              0             0
  For  resource  property
     acquisition (note 4(e)(f))         0               0      3,000,000    1,950,000
  For finder's fee                      0               0        225,000      146,250
  Listing costs                         0               0              0      (15,665)
                              ------------   ------------   ------------   ------------
                                5,049,692       1,673,627      6,040,053    3,336,794
                              ------------   ------------   ------------   ------------
Balance, End of Year           28,511,430    $ 11,377,738     23,461,738   $ 9,704,111
                              ============   ============   ============   ============

(c)     At  August  31,  the  following  share purchase options were outstanding

                                EXERCISE            NUMBER OF SHARES
EXPIRY DATE                       PRICE            1999          1998
---------------------------   -------------   -------------   ------------

December 21, 1998                 $ 0.22                0         150,000
March 12, 1999                    $ 0.55                0         215,040
November 20, 1999                 $ 0.64                0         430,855
July 20, 2000                     $ 0.49                0       1,550,279
March 2, 2001                     $ 0.30        2,314,525               0

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

6.     CAPITAL  STOCK  (Continued)

(d)     At  August  31,  the  following share purchase warrants were outstanding

                                EXERCISE            NUMBER OF SHARES
EXPIRY DATE                       PRICE            1999          1998
---------------------------   -------------   -------------   ------------

September 16, 1998                $ 0.55                0         135,417
February 19, 1999                 $ 0.575               0       1,000,000
February 15, 2000                 $ 0.70        1,013,418       1,013,418
June 4, 2000                      $ 1.00        1,000,000       1,000,000


7.     RELATED  PARTY  TRANSACTIONS

Related  party  transactions  consist  of  the  following:

(a) Management fees of $Nil (1998 - $Nil; 1997 - $12,000) paid to directors, officers and shareholders. Directors' fees of $2,600 were paid in 1998.

(b) Office and miscellaneous expense includes $Nil (1998 - $Nil; 1997 - $6,000) paid to a director for secretarial services.

(c)     Consulting  fees  of $25,000 (1998 - $32,500; 1997 - $30,000) paid to an officer.

(d) An option to acquire a 100% interest in the Eagle (Rio Yaqui) Claims (note 4(a)) and an agreement to acquire a 90% interest in the Rainier claims in Mexico (note 4(b)) are both from a director and officer.

(e) The PGM property claims in Alaska were acquired from a director, shareholder and officer (note 4(g)).

(f) Investment in and expenditures on resource properties includes $121,675 (1998 - $77,735; 1997 - $30,538) paid in the year to directors (and related persons) and/or Companies controlled by directors for geological consulting services and labour.

(g) A shareholder and director has made advances to the Company which were outstanding in whole or in part at the year-end in the amount of $543,960 (1998
-  $718,606,  1997  -  $400,077).  These  advances  are  non-interest  bearing.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

8.     COMMITMENTS

The Company is committed to minimum rental payments of U.S. $189,950 under operating equipment leases expiring in 2005. Commitments in each of the next five years are as follows:

2000     U.S.     $49,500
2001     U.S.      49,500
2002     U.S.      49,500
2003     U.S.      31,800
2004     U.S.       9,650

9.     INCOME  TAX  LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes. The tax effect has not been recorded in the financial statements. These losses expire as follows:

AVAILABLE
TO             1999          1998
---------   ----------   ----------
1999        $        0   $  245,000
2000           184,000      184,000
2001           211,000      211,000
2002           338,000      338,000
2003           321,000      321,000
2004           214,000      214,000
2005           204,000      204,000
2006           115,000            0
            ----------   ----------
            $1,587,000   $1,717,000

10.     YEAR  2000  ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)


11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

(a)     Exploration  expenditures

Under Canadian GAAP acquisition costs and exploration expenditures are capitalized (note 2(a)).

Under US GAAP, exploration expenditures are expensed as incurred until commercial feasibility thereof is established. Commercial feasibility is established in compliance with Industry Guide 7. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labour and equipment, and whether necessary mining and environmental permits can be obtained.

Under US GAAP, mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated mine life, recovery rates, capital requirements, remediation costs and future prices considering the Company's hedging and marketing plans.

The effect on the statements of operations, shareholders' equity and loss per share figures are set out below:

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

                                          1999            1998            1997
                                     --------------  --------------  --------------
STATEMENT OF OPERATIONS FOR THE
  YEAR ENDED AUGUST 31

  Reconciliation of net loss from
    Canadian GAAP to US GAAP

  Net loss per Canadian GAAP         $    (117,068)  $  (1,666,820)  $    (650,661)
  Acquisition of mineral properties       (112,848)     (2,182,744)       (765,933)
  Deferred exploration and
    development costs                     (705,576)     (1,912,068)       (278,258)
                                     --------------  --------------  --------------
   Net loss per US GAAP              $    (935,492)  $  (5,761,632)  $  (1,694,852)
                                     --------------  --------------  --------------

BALANCE SHEET AS AT AUGUST 31

  Shareholders' equity per
   Canadian GAAP                         6,224,310       4,667,751       2,997,777
Adjustment to US GAAP
  Acquisition cost and exploration
    costs on resource properties        (6,764,456)     (5,946,032)     (3,310,715)
                                     --------------  --------------  --------------
                                     $    (540,146)  $  (1,278,281)  $    (312,938)
                                     --------------  --------------  --------------
  Loss per share in accordance
      with US GAAP                   $       (0.04)  $       (0.30)  $       (0.10)
                                     --------------  --------------  --------------

(b)     Statements  of  cash  flows

The  statements  of  cash  flows  have been prepared in accordance with Canadian
GAAP.

Under Canadian GAAP, cash and equivalents is defined as cash net of short-term borrowings. Under U.S. GAAP, short-term borrowings are considered a financing activity.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)


11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(d)     Recent  accounting  pronouncements

(i)     Earnings  per  share

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share:, and SFAS 129, "Disclosure of Information about Capital Structure". SFAS 128, which is effective for fiscal years ending after December 15, 1997, including interim periods, requires the presentation of basic and diluted earnings per share ("EPS"). The Company's adoption of SFAS 128 for U.S. GAAP purposes results in no difference in net loss disclosure.

(ii)     Income  tax

Under Canadian GAAP, the future tax benefit related to the non-capital loss carry forwards have not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

The Company has significant non-capital loss carryforwards (note 9). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As at August 31, 1999, the valuation allowance is equal to 100% of the deferred tax asset.

(iii)     Other  items

SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were also issued in 1997. These standards became effective in 1998, expand or modify disclosures and, accordingly, have no effect on the Company's consolidated financial position, results of operations or cash flows.

(e)     Stock  based  compensation

From time to time the Company grants incentive stock options to officers, directors and consultants. For Canadian accounting purposes there is no compensation recognition when the option is granted or exercised.

For US GAAP purposes the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which approximate market value at date of grant. Compensation expense will be recorded when options are granted to management at discounts to market.