Form 10KSB/A
period 1999-08-31
NEVADA STAR RESOURCE CORP
filed 2000-04-10
CIK 877019

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
























This space intentionally left blank.

START************************************************************************

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-KSB/A

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
(24) Power  of  Attorney.                                                   (1)
(27) Financial Data Schedule                          Filed electronically only
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

NEVADA  STAR  RESOURCE  CORP

By:/s/ Monty D. Moore                        April 10, 2000
   -------------------------         DATE: ----------------
MONTY  D.  MOORE,  President
(Principal  Executive Officer) and (Principal
Financial  Officer)

                          NEVADA  STAR  RESOURCE  CORP
                                  FORM  10-KSB

In accordance with the Exchange Act, this report has been signed below by the following persons representing a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.


                         4/10/00
                         -------
MONTY  D.  MOORE          Date
Director


                         4/10/00
                         -------
KEVIN  WEAVER               Date
Director


                         4/10/00
                         -------
STUART  HAVENSTRITE     Date
Director


                         4/10/00
                         -------
RICHARD  S.  HAVENSTRITE      Date
Director


                         4/10/00
                         -------
ROBERT  ANGRISANO
Director

NEVADA  STAR  RESOURCE  CORP.


CONSOLIDATED  FINANCIAL  STATEMENTS
AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)







                                                                     PAGE
                                                                     ----

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

     Consolidated  Balance  Sheets                                     2

     Consolidated  Statements  of  Operations  and  Deficit            3

     Consolidated  Statements  of  Cash  Flows                         4

     Consolidated Statements of Investments In and Expenditures
        on  Resource  Properties                                       5

     Notes  to  Consolidated  Financial  Statements                 6-18



























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









"Smythe  Ratcliffe"

Chartered  Accountants

Vancouver,  British  Columbia
January  6,  2000

















NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  BALANCE  SHEETS
AUGUST  31
(CANADIAN  DOLLARS)

                                                    1999             1998
                                               --------------   --------------
ASSETS

CURRENT

     Cash                                      $       5,006    $     217,524
     Accounts receivable                               5,285            4,105
                                               --------------   --------------
                                                      10,291          221,629

INVESTMENTS IN AND EXPENDITURES ON RESOURCE

PROPERTIES (notes 3 and 4)                         6,764,456        5,946,032

CAPITAL ASSETS (note 5)                                4,333            5,573
                                               --------------   --------------

                                               $   6,779,080     $  6,173,234
                                               ==============   ==============

LIABILITIES

CURRENT

     Accounts payable                           $     10,810     $     18,148
     Loan payable                                          0          387,600
     Subscriptions payable                                 0          381,129
    Due to shareholder (note 7)                      543,960          718,606
                                               --------------   --------------
                                                     554,770        1,505,483
                                               --------------   --------------

SHAREHOLDERS'  EQUITY

CAPITAL STOCK (note 6)                            11,377,738        9,704,111

DEFICIT                                           (5,153,428)      (5,036,360)
                                               --------------   --------------

                                                   6,224,310        4,667,751
                                               --------------   --------------

                                               $   6,779,080     $  6,173,234
                                               ==============   ==============

Commitments  (note  8)

Approved  on  behalf  of  the  Board:

/S/  Monty  Moore          /S/  Stuart  Havenstrite
Monty Moore,  Director     Stuart Havenstrite, Director


See  notes  to  consolidated  financial  statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                                  1999         1998          1997
                                             ------------  ------------  ------------
GENERAL  AND  ADMINISTRATIVE  EXPENSES

Professional fees                            $    35,014   $     31,852   $   21,235
Consulting                                        32,702         55,155       55,398
Office and miscellaneous                          15,228         21,597       15,374
Shareholder relations                             10,305         11,489       15,385
Listing and filing fees                            7,527         10,937        9,003
Property management                                3,975         47,055            0
Directors' meetings                                1,797            860        1,743
Transfer agent fees                                1,250         13,771        5,250
Telephone                                          1,120          5,511        8,060
Bank charges and interest                          1,023          1,165          983
Travel                                               573          7,668       19,944
Property examinations                                  0          8,737        3,423
Rent                                                   0              0       23,979
Management fees                                        0              0       12,000
Loss on abandonment of mineral properties              0      1,459,495      439,455
Amortization                                       1,240          1,617        2,117
                                             ------------  ------------  ------------
                                                 111,754      1,676,909      633,349

OTHER  ITEMS
Loss (gain) on translation
     of foreign currencies                         5,602         (7,471)      18,588

Interest income                                     (288)        (2,618)      (1,276)
                                             ------------  ------------  ------------

NET LOSS FOR YEAR                                117,068      1,666,820      650,661

DEFICIT, BEGINNING OF YEAR                     5,036,360      3,369,540    2,718,879
                                             ------------  ------------  ------------

DEFICIT, END OF YEAR                         $ 5,153,428   $  5,036,360  $ 3,369,540
                                             ============  ============  ============

LOSS PER SHARE                               $      0.01   $       0.09  $      0.04
                                             ============  ============  ============

WEIGHTED  AVERAGE  NUMBER  OF
     COMMON SHARES OUTSTANDING                26,072,068     19,291,567   16,410,919
                                             ============  ============  ============








See  notes  to  consolidated  financial  statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                                  1999         1998          1997
                                             ------------  ------------  ------------
CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES
Net loss                                     $  (117,068)  $(1,666,820)  $  (650,661)
                                             ------------  ------------  ------------
Net loss                                     $  (117,068)  $(1,666,820)  $  (650,661)
                                             ------------  ------------  ------------
Items not involving cash
   Amortization                                    1,240         1,617         2,117
   Loss on abandonment of mineral properties           0     1,459,495       439,455
                                             ------------  ------------  ------------
                                                (115,828)     (205,708)     (209,089)
                                             ------------  ------------  ------------
CHANGES  IN  NON-CASH  WORKING  CAPITAL
Accounts receivable                               (1,180)       (2,278)        1,681
Prepaid expenses                                       0           313         1,750
Accounts payable                                  (7,338)        6,490       (37,291)
Subscriptions payable                                  0       381,129             0
Loan payable                                           0       387,600             0
Due to shareholder                               (95,892)      318,529       338,104
                                             ------------  ------------  ------------
                                                (104,410)    1,091,783       304,244
                                             ------------  ------------  ------------
                                                (220,238)      886,075        95,155
                                             ------------  ------------  ------------
INVESTING  ACTIVITIES
Deferred exploration and development costs      (705,576)   (1,912,068)     (220,258)
Acquisition of mineral properties               (112,848)      (86,494)     (765,933)
                                             ------------  ------------  ------------
                                                (818,424)   (1,998,562)     (986,191)
                                             ------------  ------------  ------------
FINANCING  ACTIVITY
Issuance of shares for cash                      826,144     1,240,544       610,740
                                             ------------  ------------  ------------
INCREASE (DECREASE) IN CASH                     (212,518)      128,057      (280,296)
CASH, BEGINNING OF YEAR                          217,524        89,467       369,763
                                             ------------  ------------  ------------
CASH, END OF YEAR                            $     5,006   $   217,524   $    89,467
                                             ============  ============  ============

SUPPLEMENTAL INFORMATION FOR INVESTING AND FINANCING ACTIVITIES

Shares issued for mineral properties         $         0   $ 2,096,250   $         0
                                             ============  ============  ============
Shares issued for loan settlement,
  subscriptions payable and
  advances from shareholder                  $   847,483   $         0   $   170,928
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

     (d)     Gold  Hill  Property,  Nevada

By an amended agreement dated September 26, 1997 between the Company and Everett
L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 10 years in annual payments on October 1, $25,000 in each of 1997, 1998, 1999, $50,000 in each of 2000 and 2001, $100,000 in each of 2002 and 2003, $140,000 in 2004 and
$200,000 in each of 2005 and 2006. As at August 31, 1998, the Company had paid $155,000 U.S. to the Vendor.

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
                               ============    ============    ============

                                                  1998
                                               ACCUMULATED
                               --------------------------------------------
                                   COST        AMORTIZATION        NET
                               ------------    ------------    ------------
Office Equipment               $    15,021     $    10,701     $     4,320
Computer equipment                   6,234           4,981           1,253
                               ------------    ------------    ------------
                               $    21,255     $    15,682     $     5,573
                               ============    ============    ============


NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
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

Under US GAAP, exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with Industry Guide 7 which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labour and equipment, and whether necessary mining and environmental permits can be obtained.

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

The effect on the statements of operations, balance sheet and loss per share figures are set out below:

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
(CANADIAN  DOLLARS)

                                          1999            1998            1997
                                     --------------  --------------  --------------
STATEMENT OF OPERATIONS FOR THE
  YEAR ENDED AUGUST 31
  Reconciliation of net loss from
    Canadian GAAP to US GAAP
  Net loss per Canadian GAAP         $    (117,068)  $  (1,666,820)  $    (650,661)
  Acquisition of mineral properties       (112,848)     (2,182,744)       (765,933)
  Deferred exploration and
    development costs                     (705,576)     (1,912,068)       (278,258)
                                     --------------  --------------  --------------
   Net loss per US GAAP              $    (935,492)  $  (5,761,632)  $  (1,694,852)
                                     --------------  --------------  --------------
  Loss  per  share  in  accordance
   with US GAAP                      $       (0.04)  $       (0.30)  $       (0.10)
                                     --------------  --------------  --------------
BALANCE  SHEET  AS  AT  AUGUST  31
  Resource  properties
    Canadian GAAP                        6,764,456       5,946,032       3,310,715
                                     --------------  --------------  --------------
  Adjustment to U.S. GAAP               (6,764,456)     (5,946,032)     (3,310,715)
                                     --------------  --------------  --------------
  Resource  properties  in
    accordance with U.S. GAAP         $          0   $           0   $           0
                                     --------------  --------------  --------------
  Deficit
    Canadian GAAP                       (5,153,428)     (5,036,360)     (3,369,540)
                                     --------------  --------------  --------------
  Adjustment to U.S. GAAP               (6,764,456)     (5,946,032)     (3,310,715)
                                     --------------  --------------  --------------
  Deficit  in  accordance  with
    U.S. GAAP                          (11,917,884)    (10,982,392)     (6,680,255)
                                     --------------  --------------  --------------
  Shareholders'  equity  per
     Canadian GAAP                       6,224,310       4,667,751       2,997,777
                                     --------------  --------------  --------------
  Adjustment  to  US  GAAP
  Acquisition  cost  and  exploration
    costs on resource properties        (6,764,456)     (5,946,032)     (3,310,715)
                                     --------------  --------------  --------------
  Shareholders'  equity  per
    U.S. GAAP                        $    (540,146)  $  (1,278,281)  $    (312,938)
                                     ==============  ==============  ===============












NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  1999  AND  1998
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

(c)     Recent  accounting  pronouncements

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

(d)     Stock  based  compensation

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







































