Form 10QSB
period 2000-02-28
NEVADA STAR RESOURCE CORP
filed 2000-04-14
CIK 877019

(THIS SPACE LEFT INTENTIONALLY BLANK)

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended February 29, 2000

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from         to

Commission  file  number                        0-25489

                         NEVADA  STAR  RESOURCE  CORP.
             (Exact name of registrant as specified in its charter)

Yukon  Territory  Canada                              91-0239195

(State of other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                   Identification  No.)

10735  Stone  Avenue  North
Seattle,  WA                                                       98133
(Address  of  principal  executive  offices)                    (Zip  Code)

                             (206)  367-2525
          (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes No (X)

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.                      28,511,430

Transitional  Small  Business  Disclosure  Format  (check  one); Yes ( )  No (X)

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


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Monty D. Moore                            Date:  April 13, 2000
---------------------------------------------             ---------------
Monty  D.  Moore,  President
and  Principal Financial  Officer