Form 10QSB
period 2000-05-31
NEVADA STAR RESOURCE CORP
filed 2000-11-02
CIK 877019

(THIS SPACE LEFT INTENTIONALLY BLANK)

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended May 31, 2000

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from         to

Commission  file  number                      000-25489

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes No (X)

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.                      29,508,470

Transitional  Small  Business  Disclosure  Format  (check  one); Yes ( )  No (X)

                           NEVADA  STAR  RESOURCE  CORP.
                                   FORM 10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  May  31,  2000


                         PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

                            PART II OTHER INFORMATION

Item 2. Changes in Securities.

The following shares of the Registrant have been sold without registration under the Securities Act.

Date         Number of Shares        Price per share     Aggregate Amount

02-28-00     550,000 Shares          CDN$0.30            CDN$165,000
04-18-00     147,040 Shares          CDN$0.30            CDN$ 44,112
07-11-00     300,000 Shares          CDN$0.30            CDN$ 90,000

The above shares were sold to one accredited investor. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Monty D. Moore                            Date:  July 13, 2000
---------------------------------------------             ---------------
Monty  D.  Moore,  President
and  Principal Financial  Officer