Form 10KSB
period 2000-08-31
NEVADA STAR RESOURCE CORP
filed 2001-04-02
CIK 877019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB
(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2000, or

[ ]     Transition  report  pursuant  to  section 13 or 15(d)  of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  to

                          NEVADA  STAR  RESOURCE  CORP.
          (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

    YUKON  TERRITORY,  CANADA                                 98-0155690
(State or other jurisdiction                          (I.R.S. Employer Id.  No.)
of incorporation or organization)

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

                                   NONE
                             (Title  of  class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes _   No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
State  issuer's  revenues  for  its  most  recent  fiscal  year.     $  (50,051)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 ( 85,938), effective June 13,
1997,  62  F.R.  26387.]   $US  837,854

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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.          30,508,470

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

     Transitional Small Business Disclosure Format (check one):   Yes_  No X

                           NEVADA STAR RESOURCE CORP.
                                  FORM 10KSB
                    For the Fiscal Year Ended August 31, 2000

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

Nevada Star Resource Corp., (together with its subsidiaries, "NSR" or the "Company"), is engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing copper, gold, silver and associated base and precious metals. All of the Company's properties are currently in the exploration stage, which is in the stage of determining feasibility for development. No reserves have been identified on any of the NSR properties.

The Company was incorporated under the laws of the Company Act of British Columbia, Canada on April 29, 1987. In 1992 the Company made an offer to acquire certain mineral exploration properties located in Sonora, Mexico. Those properties were controlled by Pacific Rainier, Inc., a privately held company controlled by Monty D. Moore. At the time of the offer, Mr. Moore was not an affiliate of Nevada Star Resources. The acquisition price was eventually paid through the issuance of shares of the Company to Pacific Rainier, Inc. The terms of the transaction were approved by the Vancouver Stock Exchange. The deemed value of the shares to be issued to Pacific Rainier, Inc. was higher than the current market price for the shares. After the completion of the acquisition of the properties from Pacific Rainier. Inc., Mr. Moore invested monies in the Company to enable the Company to continue its exploration activities. Mr. Moore became the President and a Director of the Company in 1993. Since that time, Mr. Moore has made in excess of $700,000 of interest-free advances to the Company to fund its operations.

On June 17, 1998 the Company was continued into the Yukon under Section 190 of the Yukon Business Corporation Act. The Company conducts its operations through its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and Nevada Star Resource de Mexico, S.A. de C.V., a wholly-owned subsidiary of Nevada Star Resource Corp. (U.S.). The Company's executive offices are located at 10735 Stone Avenue North, Seattle, WA 98133, Tel. (206) 367-2525. Unless otherwise noted, all dollar amounts are quoted in Canadian Dollars. At March 22, 2001, the U.S. dollar equivalent as quoted in the Wall Street Journal was $.6363.

EMPLOYEES

The Company has no paid employees. NSR relies primarily upon the use of consultants to accomplish its exploration activities. None of the Company's executive officers are employed by the Company. Management services are provided on an "as-needed" basis without compensation, generally less than five hours per week. The Company has no oral or written contracts for services with any member of management.

One director, Stuart Havenstrite provides approximately 40 hours of geologic consulting services per week to the Company. Director Rick Havenstrite, P.E. was employed full-time on the Milford, Utah property to perform mining engineering services. In March, 1999, Mr. Havenstrite was reduced to time and compensation. His employment was terminated on May 15, 1999, because the project was completed. The Company expects that it will re-employ Mr. Havenstrite at such time as his services are again required. Other consultants are retained on the basis of ability and experience. There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company's operations pursuant to which any person would be hired, compensated or paid a finder's fee.

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

GOVERNMENT  REGULATION  AND  ENVIRONMENTAL  CONCERNS

The Company is committed to complying and with, to its knowledge, is in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. The Company cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of the Company's U.S. properties, including those with respect to unpatented mining claims.

The Company's activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property.

If the Company becomes more active on its U.S. properties, it is reasonable to expect that compliance with environmental regulations will increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations; costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife. and permits or bonds as may be required to ensure the Company's compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with exploration, development, or mining operations on any of its mineral properties.

OFFSHORE  REGULATION

The Company is aware of comparable environmental regulation in offshore countries where it operates. The Company is committed to full compliance with the regulations and has engaged legal counsel in Mexico who will, in part, assist the Company to assure compliance.

The Company is prepared to engage additional professionals, if necessary, to ensure regulatory compliance but in the near term expects its activities to require minimal regulatory oversight. If the Company expands the scope of its activities in the future, it is reasonable to expect expenditures on compliance to rise. Based upon the experience of other companies with which the Company is familiar, management believes the costs of environmental regulation offshore will be somewhat lower than costs typical in the United States.

REPORTS  TO  SECURITY  HOLDERS

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM  2.     DESCRIPTION  OF  PROPERTY

MILFORD  DISTRICT

PROPERTY  LOCATION  AND  ACCESSIBILITY

The Milford District property consists of 55 patented mining claims, 232 unpatented mining claims, five Utah state leases, and 93 acres of fee land, aggregating approximately 8,200 acres. The Company has two exploration targets in the district: the Cortex and OK properties.

The property lies within approximately10 miles northwest of the town of Milford in Beaver County, Utah. Milford has a population of 1,200 and is a major division point on the Union Pacific Railroad. Milford has typical facilities for a town of its size. NSR owns a railroad spur right-of-way 9 miles east of the property where sulfuric acid can be received and trucked to the property, where copper cathodes can be loaded and shipped to market. Electric power adequate to service the processing facility is available 5 miles from the property.

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

HISTORY

The Milford district was organized in 1872, but had only small and intermittent production prior to 1962. Most of the early production was from the Old Hickory tungsten mine and the Montreal iron mine. The pre-1962 production had a total value of less than $3 million.

Early in the 1960's, a group of former US Steel geologists recognized that copper in this district was intimately associated with magnetite. An extensive ground magnetic survey of the district showed several strong magnetic anomalies, most of them buried beneath alluvium. Subsequent drilling demonstrated that most of the anomalies were associated with significant copper deposits.

Several companies partially mined the deposits delineated by the drilling. These deposits included the Bawana deposit, located on ground presently controlled by other parties, and the Hidden Treasure and Maria deposits, now optioned to Nevada Star. A flotation plant was constructed to process the ores and later, an acid leach circuit was added. The copper concentrate and cement copper produced from the leaching process was sold to copper smelters for final processing.

According to NSR, the OK property was mined and, according to published figures, produced 900,000 tons of copper ore grading 1.25% copper from 1967 until 1974. The ore was processed at the Essex mill, located 3 miles west-northwest of Milford. The mill was a combination flotation and acid vat leach facility sized at 850 tons per day, built to process OK intrusion-hosted ores as well as skarn ores from the Cortex property. Production from the entire district is reported as 22,300 tons of copper contained in 2,010,000 tons of ore grading 1.59% Cu.

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

GEOLOGY

Much of the geologic work and geologic interpretations done in the district were conducted by Peter Joraleman in the 1970's and reported in Copper Resources of the Rocky District, Beaver County, Utah, 1980, prepared for the Toledo Mining company. Much of the discussion given below is from his report and augmented by more recent data compiled by NSR and MDA.

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

The Mary I deposit has been explored with approximately 50 drill holes. The deposit, as presently defined, is 600 ft. long, 150 ft. wide and has been delineated by drilling to a depth of 150 ft. These deposits have been delineated on approximately 100 ft. spacing or closer though the deposit is not completely drilled out.

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

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "CME"), the Company will purchase mining claims in Beaver County, Utah. Consideration will be 2 million common shares of the Company issued in two tranches: one million shares upon closing and another one million upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production. The CME also retains a 2% net smelter return royalty which will not exceed 3 million dollars (U.S.) in aggregate. The Company grant to Cortex one million warrants for the Company's common shares, price at U.S. $1.00 per share. The warrants have since expired. In 1998. A finder's fee of 225,000 shares at a deemed price of CDN. $0.65 was paid.

EAGLE  (RIO  YAQUI)  PROPERTY

PROPERTY  LOCATION  AND  AVAILABILITY

The Yaqui placer gold property is located in southeastern Sonora State, Mexico, about 160 kilometers east-southeast of Hermosillo, the state capital and the main supply and trading center in the State. The property consists of the Eagle, Eagle I, Eagle II and Yaqui I claims comprising 392 hectares (Has) or approximately 944 acres.

Nevada Star Resource Corp., obtained an option through an agreement dated October 29, 1992, as amended March 16, 1993, between NSR and Monty D. Moore whereby NSR obtained an option to acquire a 100% interest, subject to a 2% net smelter return royalty, in certain placer gold concessions situated in Mexico known as the Eagle Property. Consideration is U.S. $95,000, as reimbursement of the vendor's costs and issuance of 200,000 shares of NSR in four equal stages, of which 50,000 shares were issued upon Vancouver Stock Exchange acceptance for filing on March 30, 1993. Further issuance's are based on completion of phased work programs and filing of acceptable engineering reports recommending additional work on the property. This Phase One report details work in the form of three testing programs, carried out on the property during June 1992 and October 1993.

The Eagle property on the Yaqui River, is located in a very extensive gold-bearing gravel district comprising the deposits from ancient and recent Yaqui River systems. Widespread areas of hand mining operations by generations of Gambusinos is evidence of the potential profitability of the gravels. Practically no well engineered modern mining methods or equipment have been used and the deposits are still largely intact. The property is cut and nearly half surrounded by the Yaqui River, in its southward course from the Sierra Madre Mountains to the Gulf of California. Hydroelectric power dams lie along the Yaqui River and a major transmission line passes near the property. A branch substation which taps the major line is located on the property.

Physiographically the property is in the Sierras and Llanurus Province, the strip of basin and range structure which separates the Sierra Madre Mountains from the main Sonora Desert to the west. Access to the claims is by good, paved, two land highways (No. 16) from Hermosillo to the Yaqui River and then by desert road two kilometers to the property.

Because of the location of the property at the intersection of a main highway and a major river, the Eagle property has been provided with excellent access and hydroelectric power available for hookup in the immediate area where mining, if proven feasible, will probably commence.

PREVIOUS  WORK

In the general area of the Eagle property there is much evidence of ancient mining, including old abandoned Spanish communities and mine structures as, for example, at El Aguaje. Mining activity dates back more than two hundred years and most of this activity has been by labor-intensive methods. Extensive areas of hand mining by Gambusinos can be seen, evidenced by thousands of hand-dug shafts and the associated waste piles, throughout the district and on the property. Gambusinos are still actively working the placer gravels of the Yaqui River system by the traditional hand methods

GEOLOGY

REGIONAL  SETTING

Evidence of three periods of Yaqui River development are represented in the general. The earliest, assumed to be of early Tertiary age, is represented by gold-bearing, well-indurated conglomerate gravels which are conspicuously displayed to the north and east of the property.

The second Yaqui River development, possible of middle to late Tertiary age, is the source of most of the terrace deposits in the broad river valley system.
Development of this broad river valley with its extensive gravel deposits, was the product of a very long period. Several of these remnant terraces exist upstream from the Eagle property.

The third Yaqui River development is represented by the present river, which has cut below the base of the earlier valleys and lies in a much narrower valley. The modern valley winds along the earlier (middle or late Tertiary valley) in a general way, but in places leaves it for several kilometers to cut a new channel through bedrock before re-entering the old valley.

PROPERTY  SETTING
-----------------

The large area of alluvial gravels that comprises the Eagle property is situated on the eastern side of the earlier (middle to late Teriary) Yaqui valley, immediately west of a point where the present Yaqui valley leaves the old valley and cuts its way through a bedrock canyon for several kilometers on its southward course. These departures of the modern river from the old valley were probably caused by major northeast-southwest faulting at the time of the modern river development.

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

TERMS  OF  ACQUISITION

By a Letter of Agreement dated October 29, 1992 (as amended) the Company may earn a 100% interest (subject to a 2% net smelter returns royalty) in the rights to extract gold from mining claims known as Eagle, Eagle I, Eagle II, and Yaqui located in the Soyopa and Onaves mining districts, State of Sonora, Mexico. Consideration consists of:

- a cash payment of U.S. $95,500 for reimbursement of the vendor's out-of-pocket costs, payable on the earliest occurrence of the following events:
(1) the Company completing a $1,000,000 financing, (2) the first positive cash flow being generated from the project, or (3) no later than July 31, 1997;
(Paid)

-     the  issuance of 200,000 shares of the Company's capital stock as follows:
50,000 shares upon the acceptance of the Agreement by regulatory authorities (issued in fiscal 1994) and 50,000 shares each at the time of filing of the next three engineers' reports recommending work programs of minimum U.S. $25,000 each on the project. The first work program was completed in fiscal 1995 and 50,000 shares were issued.

LA  CIENEGA
-----------

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

TERMS  OF  ACQUISITION

By an agreement dated February 28, 1994 between the Company and Pacific Rainier de Mexico ("PRM"), the Company can earn a 90% interest in mining claims known as the Rainier 1 through Rainier 6 located in the Golden Triangle District, State of Sonora, Mexico. Consideration will be repayment of substantiated costs of U.S. $913,099 expended by PRM on the property, and the issuance of 1,400,000 shares of the Company when a mine is developed and commences production provided that an independent valuation report confirms a net present value (net of all costs and previous consideration) for the 90% interest of at least CDN. $1,190,000. This is a non-arm's length transaction. The out-of-pocket costs of U.S. $913,099 were settled by the issuance of a two-year convertible debenture bearing interest at 6% and convertible at CDN. $0.85 per share in the first year and at CDN. $0.98 per share in the second year. Exchange in the conversion is fixed at CDN. $1.40 for U.S. $1.00. The debenture was converted into 1,596,215 shares at CDN. $0.85 per share.

A letter of intent was signed February 16, 1994 with K.L.S. Enviro Resources Inc. (formerly K.L.S. Gold Mining Company ("KLS")) to form a joint venture with the Company to explore and develop the Rainier (La Cienega) Property and the Eagle (Rio Yaqui) claims. KLS was to have earned a 55% interest in the properties by spending a minimum of U.S. $1,000,000 on exploration of the properties over the next 2 years.

In 1995, the agreement with KLS was renegotiated. Under the terms of the new agreement, KLS will earn a 50% interest in the Rainier (La Cienega) Property. The Eagle (Rio Yaqui) claims have been excluded from this new agreement. To earn this interest, KLS must pay to PRM U.S. $90,000 in holding costs, one-half in cash and one-half in KLS stock. In addition, KLS must pay U.S. $120,000 of the total U.S. $150,000 advance royalty owing on the Ryan Lode project should the pre-feasibility study prove positive. The Company will be required to pay the remaining U.S. $30,000 at this time. Upon payment of the U.S. $120,000 for the Ryan Lode Project and payment of the U.S. $90,000 to PRM, KLS will have earned its 50% interest in the Rainier (La Cienega) Property claims.

The Company paid the costs of the pre-feasibility study on the Ryan Lode Project of CDN. $117,218.

KLS did not complete their portion of the agreement to this point, consequently they lost their interest in the Rainier (La Cienega) property.

Deferred exploration and development expenditures of $CDN 467,808 have been incurred to date by the Company on the property.

The Company owns 100% right, title and interest in and to Mineral Concession #199518 La Esperanza within the Rainier II claim, Sonora State of Mexico. The property was acquired on June 6, 1994, by issuing 100,000 shares of the Company (deemed value $80,000), payment of U.S. $8,649 cash and the retention by Edward Ingham of a 2% net smelter return.

The Company owns 100% right, title and interest in and to Mineral Concession #199397 La Japonesa within the Rainier I claim, Sonora State of Mexico. The property was acquired on June 6, 1994 by issuing 100,000 shares of the Company (deemed value $80,000), payment of U.S. $8,649 cash and the retention by Donald Randolph of a 2% net smelter return.

GOLD  HILL
----------

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

Nevada Star Resources requested that Mine Development Associates (MDA) conduct a resource and reserve evaluation on the Gold Hill Project, Nye County, NSR for Nevada Star's due diligence, and to define a work program. The property is located about six miles north of Round Mountain, Nevada. The Round Mountain Mine is presently producing 420,000 ounces of gold per year and has a reserve of eight million ounces.

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

Production in the 1930's showed a sharp increase in the Round Mountain district, principally reflecting production from the Gold Hill Mine. There was also some sporadic production between 1950 and 1964. Total production at Gold Hill was $987,000 at $35 per ounce or about 28,000 ounces. Others report production of over 34,000 ounces of gold and 200,00 ounces of silver. Grades are estimated to have been about 0.3 oz Au/ton. All of this production came from the Gold Hill vein and to a lesser extent, associated veins.

Gold Hill had been controlled for the last decade by the Round Mountain Gold Company, a joint venture of Echo Bay Mining, Homestake and Case Pomeroy. They have conducted extensive exploration including surface mapping, geochemistry (rock, soil vegetation), geophysics (resistivity, gravity, and IP), and a structural evaluation. Their work culminated in drilling, metallurgical test work, and a resource and reserve evaluation. In 1988, they defined a mineral inventory of 3.1 million tons grading 0.05 oz Au/ton at 0.025 oz Au/ton cutoff. The mineralization is not economic to develop at current gold prices.

The host rocks at Gold Hill are densely welded rhyolite tuff of the Mount Jefferson Caldera. The Mount Jefferson tuff lies over the Moores Creek tuff which in turn lies over the Round Mountain tuff, the host of the Round Mountain mine. These Tertiary volcanic rocks overlie a volcanic mega-breccia that, in turn, overlie Paleozoic mestasediments. The Mount Jefferson Tuff has been broken down by previous workers (principally L. McMasters of Homestake) into the upper gray tuff and maroon upper tuff. There also exists quartz latite dikes, a crystal tuff which may be a part of the Mount Jefferson tuff, lithic tuffs, waterlain tuff and Tertiary conglomerates. Though these units were mapped by McMasters, they were not evident in the log RVC or Core. MDA feels that if the resource is to be well-defined, these unites must be distinguished and separated for recognition of the structure in the areas. The youngest rock in the area is the Quaternary-Tertiary pediments. These units are generally composed of cobbles of the younger maroon tuff and are always completely barren.

The alteration in the area ranges from non-existent to propylitic to argillic to advanced argillic to silicified. It appears that the gold mineralization is related to both quartz veining in argillized rock and silicification. The principal feature in the area is the Gold Hill vein and its sub-parallel veins. These all strike N75W and dip variably, but steeply. In general, the veins dip southerly near the surface but dip back to the north at depth. These veins are banded quartz, but can also be composed of crushed quartz and rhyolite. These veins branch and coalesce and where two period of veining intersect, higher-grade pods generally exist. The two period of quartz mineralization are younger, grayer, dense and banded chalcedonic quartz which contains gold of generally higher grades. The Silver vein, part of the later mineralization, is lower-grade, dips steeply to the north at the surface and intersects the Gold Hill vein at about 300 to 400 ft in depth. Where these veins intersect they produce high-grades of gold and silver. The entire zone is up to 400 ft wide and is 1,500 ft long, extending from beyond the range front fault on the west (where it remains open) to near Toquima shaft on the east. The mineralization extends to the west of the range front fault where one hole hit about 80 ft of about 0.11 Au/ton.

Structurally, the area is difficult to define due to the lack of distinct lithologic units. Aside from the prominent N75W mineralized structure there are north-trending basin and range faults that drop the stratigraphy to the west. The general dip of the units is difficult to determine but McMaster (oral comm., 1995) claims that they dip westerly. Mineralization which is apparently stratigraphically-controlled suggests a southwest dip. Previous workers have recognized two styles of mineralization; near vertical structurally-controlled mineralization, including veining, and shallow-dipping strata-bound mineralization.

The principal mineralization is the Gold Hill and associated veins. These were exploited starting in the 1930's. The vein width averages several feet and had sharp contacts with the wall rock. In other areas, the material can best be described as a stockwork or sheeted zone filled with quartz veinlets. It is difficult to further define the mineralization with the available information, though it is believed to also be disseminated at least in part. In several locations low-temperature banded silica was encountered which may represent at-surface deposits. These are generally barren of precious metal mineral-ization. The mineralization is found in both advance argillic rocks, as well as silicified material.

TERMS  OF  ACQUISITION

By  an amended agreement dated February 14, 2000 between the Company and Everett
L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 10 years in annual payments on October 1 of the following years:

1997,  1998,  1999  (paid)     $  25,000
              2000  (paid)     $  10,000
              2001             $   5,000
              2002             $  10,000
              2003             $  20,000
              2004             $  50,000
              2005             $  100,000
              2006             $  664,000

As  at  August  31,  2000,  the  Company  had  paid $178,486 U.S. to the vendor.

By an agreement dated May 2, 2000 between the Company and Round Mountain Gold Corporation (RMGC), the Company has leased RMGC a certain interest in the property. RMGC will assume the remaining payment obligations to the vendor and make the following payments (U.S. funds) to the Company:

     $  40,000     (paid)  upon  execution  of  the  agreement
     $  10,000     on  May  2,  2001
     $  25,000     on  May  2,  2002
     $  50,000     on  May  2,  2003
     $  50,000     on  May  2,  2004
     $  100,000    on  May 2, 2005 and annually thereafter while the agreement is in effect.

Terms  of  the  Nevada  Star  -  RMGC  agreement  include  the  following:

(i) RMGC will pay Nevada Star $275,000 U.S. in minimum royalty payments over the next 5 years, including $40,000 U.S. immediately and thereafter will pay annual minimums of $100,000 U.S. The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 U.S. per ounce (1% when gold prices are below $350 U.S. per ounce). Royalty payments are capped at $10 million U.S.

(ii) RMGC will expend $1 million U.S. on exploration, including $100,000 U.S. in each of the first 2 years, and accelerated annual expenditures thereafter.

(iii) RMGC has the exclusive option to purchase the Gold Hill properties at any time while the agreement is in effect.
     (iv) The agreement will be in effect for 10 years and can be extended for further 10 year terms.

Deferred exploration and development expenditures of $313,314 Cdn. have been incurred to date by the Company on the property.

ALASKA  NICKEL-PLATINUM-COPPER  PROPERTY
----------------------------------------

The Company has acquired approximately 8,580 acres consisting of 345 mining claims located near Braxon Gulch and Tangle Lakes, Alaska, by way of gift from a shareholder, director and officer. On January 5, 1999 the Company entered into an understanding with M.A.N. Resources Inc. ("MAN") whereby the claims were leased to MAN for ten years on condition that MAN explore and develop minerals thereon. In return, MAN will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs within the first twenty four months of the lease. To maintain its working interest at 25%, the Company is required to pay MAN 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by MAN on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. Additionally, MAN may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of MAN if tendered on or before the second anniversary date of the lease agreements.

The mineralization of main exploratory interest is platinum and associated base and precious metals. All of the Company's claims are currently in the exploration stage. No commercially mineable ore body has been delineated on any claims, nor have any reserves been identified.

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

Platinum group metals are critical to a number of industries because of their extraordinary physical and chemical properties - the most important of which are their attributes for catalysis. Since the mid-1970's and continuing today, automotive manufacturers use increasing numbers of catalytic converters containing platinum or platinum-rhodium alloys to reduce environmental unfriendly automobile emissions. In addition, the chemical and petroleum-refining industries rely upon platinum group metals catalysis to produce a wide variety of chemical and petroleum products. The jewelry, glass, electronic, pharmaceutical, dental and investment sectors constitute other large consumers of platinum group metals.

LOCATION

The property is located on the south side of the central Alaska Range, Alaska, approximately 100 miles south-southeast of Fairbanks, and approximately 160 miles northeast of Anchorage.

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

PROPERTY  GEOLOGY

The geology in the Eureka Creek Property consists of unmetamorphosed to metamorphosed sedimentary, intrusive and volcanic rocks of Phanerozoic age, that are variably folded and faulted. Two tectonostratigraphic terranes lie within the Eureka Creek Property; the Maclaren terrane to the north of Broxson Gulch thrust fault, and the Wrangellia terrane to the south. Rocks within the Maclaren terrane are all part of the Maclaren Glacier metarnorphic belt. Rocks within the Wrangellia terrane are divided into the Slana River subterranean north of Eureka Creek thrust fault, and the Tangle subterranean to the south of the thrust fault.

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

Monty Moore and Associates conducted a short staking and exploration program between July 10 and September 8, 1998. During the 1998 program, most of the staking, sampling, local mapping, and ground magnetometer surveying was conducted to the west and east of Tangle Lakes in the Amphitheatre Mountains. Previous mapping, aeromagnetic and geochemical surveys and rock sampling indicate that the Tangle Lakes area has the greatest potential for nickel-copper-platinum group elements mineralization in the Eureka Creek Project area. Following the field component of the 1998 exploration program, an independent evaluation of the Eureka Creek Project was conducted.

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

TERMS  OF  ACQUISITION

The property was acquired by way of a gift from Monty D. Moore, a shareholder, director and president of the Company. On January 5, 1999 the Company entered into a Memorandum of Understanding with M.A.N. Resources, Inc., ("M.A.N.") a private company controlled by Monty D. Moore and Robert Angrisano whereby the claims were leased to M.A.N. for ten years on condition that M.A.N. explore and develop minerals thereon. In return, M.A.N. will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs in the first twenty-four months of the lease. To maintain its working interest at 25%, the Company is required to pay M.A.N. 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by M.A.N. on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. The Company does not anticipate that it will be required to begin payment of its pro rata share of exploration expenses until mid-year 2001.

Additionally, M.A.N. may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of M.A.N. if tendered on or before the second anniversary date of the lease agreements. The Memorandum of Understanding, provides that the Memorandum of Understanding will be superceded and replaced by a formal Mining Lease and Sale Agreement. Until the Mining Lease and Sale Agreement is executed, the Memorandum of Understanding remains in full force and effect.

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

PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(A)     MARKET  INFORMATION

The Common Stock of the Company is traded on the Canadian Venture Exchange under the symbol "NEV." The following table shows the high and low sales prices for the Common Stock during each quarter since January 1, 1998. The sales prices are set forth in Canadian dollars. At March 22, 2001, the U.S. dollar equivalent as quoted in the Wall Street Journal was $.6363.

Calendar  Year                              High  Closing       Low  Closing
--------------                              -------------       ------------

1999     First  Quarter                          .25               .12
         Second  Quarter                         .30               .09
         Third  Quarter                          .25               .13
         Fourth  Quarter                         .22               .09

2000     First  Quarter                          .18               .09
         Second  Quarter                         .22               .08
         Third  Quarter                          .10               .06
         Fourth  Quarter                         .12               .06

2001     First  Quarter                          .09               .04
         March  22                               .07               .06

(B)     HOLDERS

There are approximately 120 holders of the Registrant's common equity at the date hereof.

(C)     DIVIDENDS

The Registrant has never paid a dividend. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES

In December 2000 1,000,000 shares of Common Stock was issued to an unaffiliated third party in connection with the acquisition of the Beaver Lake Property. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

During the year ended August 20, 2000 the Company issued 997,040 shares three directors exercised a total of at an exercise price of $0.30 per share. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

In May, 1999 the Company issued a total of 2,553,316 shares at a deemed private of $0.18 per share to settle outstanding debt. All of the shares are restricted from resale in the United States. The shares were issued to three U.S. residents, each of whom was an accredited investor.

Between October, 1998 and August 1999, options to acquire shares were exercised by two individuals. Both individuals were accredited investors, one of whom is the president and a director of the Company. An aggregate of 272,445 shares were issued at an option exercise price of CDN $0.30 per share and 1,519,204 shares were issued at an option exercise price of CDN$ 0.49 per share.

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

The Company intends to attempt to negotiate a joint-venture or lease-option agreement with an unaffiliated third party on its La Cienega and Yaqui Placer property properties.

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

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended August 31, 2000 and August 31, 1999 audited by Smythe Ratcliffe, are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Registrant's two most recent fiscal years and any later interim periods neither the principal accountant nor a significant subsidiary's independent accountant on whom the principal accountant expressed reliance in its report, resigned (or declined to stand for re-election) or was dismissed.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                    Age   Office  with  the  Company   Appointed to Office
---------------------   ---   --------------------------   -------------------

Monty D. Moore           64   Director  and President            1993

Richard W. Graeme        57   Director                           1994

Stuart Havenstrite       68   Director                           1994

Richard S. Havenstrite   42   Director                           1998

Robert Angrisano         45   Director                           1999

Kevin Weaver             53   Director                           1996

Monty D. Moore has been the President and a Director of the Company since 1993. Since 1971, Mr. Moore has been the owner and President of Pacific Rainier Roofing, Inc., Seattle, Washington. Mr. Moore is a member of the Northwest Mining Association. Mr. Moore is an officer, director and principal shareholder of M.A.N. Resources, Inc.

Richard W. Graeme, a Director of the Company, is graduated from the University of Arizona with a Bachelor of Science Degree with a major in Geological Engineering. From 1996 to the present Mr. Graeme has been the Vice-president of Operations for Golden Queen Mining Company, Mojave, California. Mr. Graeme's responsibilities have included permitting and bringing the Soledad Mountain project into production. From 1993 to 1996, Mr. Graeme was employed as an Engineer by Mine Development Associates, Reno Nevada. Mr. Graeme is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers ("AIME").

Stuart Havenstrite, a Director of the Company, has been the owner and sole employee of HMS Company, a geological and management company located in Sandy, Utah. Mr. Havenstrite is graduated from Stanford University with a B.S. Degree in Geology. Mr. Havenstrite is a member of AIME. Mr. Havenstrite is the father of Rick Havenstrite.

Rick Havenstrite, a Director of the Company, has been the Manager of the Company's OK copper project since joining the Company in 1997. From 1996 until joining the Company, Mr. Havenstrite was the Vice-President of Operations for Centurion Mines Corporation and the manager of the OK copper project. From 1992-1996, Mr. Havenstrite was employed by Arimetco, Inc. as the General Manager of the Yerington Project. Mr. Havenstrite was responsible for permitting, geology, engineering, construction and operation of this 15 million ton per year low grade SX/EW copper project. Mr. Havenstrite, a member of AIME, is graduated from the University of Nevada, Reno, with a B.A. Degree in Mine Engineering.

Kevin Weaver, a Director of the Company since 1995, is a land developer and since 1992 has been the President of Songhees Retirement Park and Seicam
Management,  Victoria,  Canada.

Robert Angrisano, a Director of the Company, is graduated from Portland State University with a degree in business. Mr. Angrisano has been employed by Microsoft Corp. since 1993. Mr. Angrisano is currently the Director of Technology for Microsoft. Mr. Angrisano is an officer, director and principal shareholder of M.A.N. Resources, Inc.

(B)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES
        ---------------------------------------------------

The  Registrant  has  no  employees.

(C)     FAMILY  RELATIONSHIPS
        ---------------------

Two of the directors are related. Richard Havenstrite is the son of Stuart Havenstrite.

(D)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS
         --------------------------------------------

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, there were no delinquent filings.

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

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation

          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Monty D. Moore  2000    $0     $0     $0        $0           -0-        $0       $0
President and   1999    $0     $0     $0        $0        445,895(1)    $0       $0
Director        1998    $0     $0     $0        $0        330,885(1)    $0       $0

(1)     expired  on  March  2,  2001.

(B)     DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR

During the most recently completed financial year no compensation was paid to any director of the Company for service as a director. One director was paid consultant's fees in the amount of $32,589 for geologic consulting fees.

     The Company does not have a formalized stock option plan for the granting of incentive stock options to the officers, employees and directors. However, in the past the Company has granted stock options to certain of its directors. The purpose of granting such options is to assist the Company in compensating, attracting, retaining and motivating the directors of the Company and to closely align the personal interests of such persons to that of the shareholders. There are currently no outstanding options issued to directors.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities at January 1, 2001:

  (1)            (2)                                    (3)               (4)
Title of  Name and Address                     Amount and Nature of  Percent
Class     of  Beneficial  Owner                Beneficial Ownership  of Class
--------  -----------------------------------  --------------------  ----------
Common    Monty  D.  Moore  (1)                       4,127,130        13.53%
          10735  Stone  Ave.
          Seattle,  WA  98133

Common    Grand Central Silver Mines, Inc.(2)         2,000,000         6.56%
          862  South  500  West  St.
          Salt  Lake  City,  Utah  84110

Common    Robert  Angrisano                           1,704,051         5.59%
          2533  -  226th  Pl.  NE
          Redmond,  WA  98053
(1) Includes 17,285 shares owned by Pacific Rainier, Inc. a privately held mineral exploration company controlled by Mr. Moore.
(2) No officer, director or principal shareholder of the Company is affiliated with Grand Central Silver Mines, Inc.

(A)     SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth certain information as of January 1, 2001, regarding the number and percentage of shares of common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group:


  (1)            (2)                                    (3)               (4)
Title of  Name and Address                     Amount and Nature of  Percent
Class     of  Beneficial  Owner                Beneficial Ownership  of Class
--------  -----------------------------------  --------------------  ----------
Common    Monty D. Moore                            4,127,130 (1)       13.53%

Common    Richard  W.  Graeme                         100,000            0.33%

Common    Stuart  Havenstrite  `                      532,234            1.74%

Common    Richard S. Havenstrite                      102,000            0.33%

Common    Robert  Angrisano                         1,704,051            5.59%

Common    Kevin  Weaver                                 4,349            0.01%

Common    Total of all officers and
          directors (9 individuals):                6,569,764           21.53%

(1) Includes 713,550 shares owned by Pacific Rainier, Inc., a privately held mining exploration company controlled by Mr. Moore.

(B)     CHANGES  IN  CONTROL

There are no arrangements known to the Registrant the operation of which may, at a subsequent time, result in the change of control of the Registrant.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Monty Moore, a shareholder, officer and director, has made advances to the Company which were outstanding in whole or in part at the year ended August 31, 2000 in the amount of $613,775. There is no written agreement between the Company and Mr. Moore with regard to the repayment of the monies advanced. The monies have been advanced on an interest free basis. The monies are expected to be repaid at the point at which the Company has adequate revenues to make such payments without restricting the operations of the Company. In the alternative, upon approval of Mr. Moore and the Board of Directors, the advances may be converted to equity.

The Company's Alaska Nickel-Platinum-Copper Property was acquired by way of a gift from Monty D. Moore, a shareholder, director and president of the Company. On January 5, 1999 the Company entered into a Memorandum of Understanding with M.A.N. Resources, Inc., a private company controlled by Monty D. Moore and Robert Angrisano whereby the claims were leased to M.A.N. for ten years on condition that M.A.N. explore and develop minerals thereon. In return, M.A.N. will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs in the first twenty-four months of the lease. To maintain its working interest at 25%, the Company is required to pay

M.A.N. 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by M.A.N. on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. The Company does not anticipate that it will be required to begin payment of its pro rata share of exploration expenses until mid-year 2001.

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

The Company's Articles do not prohibit transactions in which the Company's promoters, management, affiliates or associates directly or indirectly have an interest. Therefore, there is (always) a "present potential" that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an interest, there is however, no present or contemplated intent that such an event may occur. In the event that such a transaction was proposed, under the rules of the Vancouver Stock Exchange, any such transaction would be deemed a "Major Transaction" and would be subject to prior shareholder approval and the approval of the Vancouver Stock Exchange. In structuring any such transaction, the directors would be bound by their fiduciary duty to act in the best interest of the Company's shareholders. In the event that management's fiduciary duties were compromised any available remedy under applicable law would likely be prohibitively expensive and time consuming.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  documents  are  filed  as  part  of  the  report:

     1.     Financial  Statements:
            ---------------------

            Independent  Auditors'  Reports

            Consolidated  Balance  Sheets
            August  31,  2000  and  1999

            Consolidated  Statements  of  Operation  and  Deficit
            for  the  years  ended  August  31,  2000,  1999,  and  1998

            Consolidated  Statements  of  Cash  Flows
            for  the  years  ending  August  31,  2000,  1999,  and  1998

           Consolidated Statements of Investment In and Expenditures On Resource Properties for the years ended August 31, 2000 and 1999

           Notes  to  Financial  Statements

     2.     Exhibits  required  by  Item  601:
            ---------------------------------

(1)     Underwriting  Agreement.  (1)
(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession. (1)
(3)(i)  Articles  of  Incorporation.  (2)
(3)(ii) Bylaws.  (2)
(4)     Instruments  defining  the  rights  of  security  holders, including  indentures.  (1)
(9)     Voting  trust  agreements.  (1)
(10)    Material  contracts.  (2)
(11)    Statement  re:  computation  of  per  share  earnings.  (1)
(12)    Statements  re:  computation  of  ratios.  (1)
(13)    Annual  report  to  security  holders,  Form  10Q
        or quarterly  report  to  security  holders.  (1)
(16)    Letter  re:  change  in  certifying  accountant.  (1)
(18)    Letter  re:  change  in  accounting  principles.  .(1)
(19)    Subsidiaries  of  the  Registrant.  (1)
(22)    Publisher  report  regarding  matters  submitted
        to  vote  of  security  holders.  (1)
(24)    Power  of  Attorney.  (1)
(99)   Additional  Exhibits.  (1)

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


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable

NEVADA  STAR  RESOURCE  CORP.


Consolidated  Financial  Statements
August  31,  2000  and  1999
(Canadian  Dollars)







INDEX                                                               Page

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

     Consolidated  Balance  Sheets                                      2

     Consolidated  Statements  of  Operations  and  Deficit                3

     Consolidated  Statements  of  Cash  Flows                            4

     Consolidated  Statements  of  Investments  In  and  Expenditures
     on  Resource  Properties                                           5

Notes  to  Consolidated  Financial  Statements                         6-16






















SMYTHE  RATCLIFFE
CHARTERED  ACCOUNTANTS








AUDITORS'  REPORT

TO  THE  SHAREHOLDERS  OF  NEVADA  STAR  RESOURCE  CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 2000 and 1999 and the consolidated statements of operations and deficit, cash flows and investments in and expenditures on resource properties for the years ended August 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards in Canada which do not differ in any material respects from auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2000 and 1999 and the results of its operations, its cash flows and its investments in and expenditures on resource properties for the years ended August 31, 2000, 1999 and 1998 in accordance with Canadian generally accepted accounting principles applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles in the United States and are discussed in note 10 to the consolidated financial statements.



/s/  Smythe  Ratcliffe

"Smythe  Ratcliffe"
Chartered  Accountants

Vancouver,  British  Columbia
December  22,  2000

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  BALANCE  SHEETS
AUGUST  31
(CANADIAN  DOLLARS)

                                                   2000            1999
                                             ---------------  ---------------
ASSETS
------

CURRENT
Cash                                         $       70,570   $        5,006
                                             ---------------  ---------------
Accounts receivable                                   4,422            5,285
                                             ---------------  ---------------

                                                     74,992           10,291

INVESTMENTS IN AND EXPENDITURES ON RESOURCE
  PROPERTIES (notes 3 and 4)                      7,022,284        6,764,456
CAPITAL ASSETS (note 5)                               3,379            4,333
                                             ---------------  ---------------

                                             $    7,100,655   $    6,779,080
                                             ===============  ================

LIABILITIES

CURRENT
-------
Accounts payable                             $       13,609    $       10,810
Due to shareholder (note 7)                         613,775           543,960
                                             ---------------  ---------------

                                                    627,384          554,770
                                             ---------------  ---------------

SHAREHOLDERS'  EQUITY
---------------------

CAPITAL STOCK (note 6)                           11,676,850        11,377,738
                                             ---------------  ---------------
DEFICIT                                          (5,203,579)      (5,153,428)
                                             ---------------  ---------------

                                                  6,473,271        6,224,310
                                             ---------------  ---------------

                                             $    7,100,655   $    6,779,080
                                             ===============  ================

Commitments  (note  8)

Approved  on  behalf  of  the  Board:


/s/"Monty D. Moore"     /s/"Stuart Havenstrite"
-------------------     -----------------------
Monty  D.  Moore        Stuart  Havenstrite
Director                Director

See notes to consolidated financial statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                            2000          1999          1998
                                        ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Professional fees                     $    38,883   $    35,014   $    31,852
  Consulting                                 32,589        32,702        55,155
  Travel                                      6,811           573         7,668
  Listing and filing fees                     4,613         7,527        10,937
  Transfer agent fees                         3,320         1,250        13,771
  Office and miscellaneous                    2,589        15,228        21,597
  Shareholder relations                       2,291        10,305        11,489
  Property management                         1,482         3,975        47,055
  Telephone                                   1,062         1,120         5,511
  Bank charges and interest                     855         1,023         1,165
  Directors' meetings                             0         1,797           860
  Property examinations                           0             0         8,737
  Amortization                                  954         1,240         1,617
                                        ------------  ------------  ------------
                                             95,449       111,754       217,414
OTHER  ITEMS
------------
  Gain on disposal of equipment             (52,975)            0             0
                                        ------------  ------------  ------------

  Interest income                              (204)         (288)       (2,618)
                                        ------------  ------------  ------------

  Loss (gain) on translation of
    foreign currencies                        7,881         5,602        (7,471)
                                        ------------  ------------  ------------

  Loss on abandonment of
    mineral properties                            0             0     1,459,495
                                        ------------  ------------  ------------

NET LOSS FOR YEAR                            50,151       117,068     1,666,820
DEFICIT, BEGINNING OF YEAR                5,153,428     5,036,360     3,369,540
                                        ------------  ------------  ------------

DEFICIT, END OF YEAR                    $ 5,203,579   $ 5,153,428   $ 5,036,360
                                        ============  ============  ============

LOSS PER SHARE                          $      0.00   $     (0.01)  $     (0.09)
                                        ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              28,932,099    26,072,068    19,291,567
                                        ============  ============  ============








See notes to consolidated financial statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                            2000          1999          1998
                                        ------------  ------------  ------------
OPERATING  ACTIVITIES
---------------------
Net loss                                $   (50,151)  $  (117,068)  $(1,666,820)
                                        ------------  ------------  ------------
Items  not  involving  cash
  Amortization                                  954         1,240         1,617
  Gain on disposal of equipment             (52,975)            0             0
                                        ------------  ------------  ------------
Loss on abandonment of mineral properties         0             0     1,459,495
                                        ------------  ------------  ------------
OPERATING CASH FLOW                        (102,172)     (115,828)     (205,708)
                                        ------------  ------------  ------------
CHANGES  IN  NON-CASH  WORKING  CAPITAL
  Accounts receivable                           863        (1,180)      (2,278)
  Prepaid expenses                                0             0          313
  Accounts payable                            2,800        (7,338)       6,490
  Subscriptions payable                           0             0      381,129
  Loan payable                                    0             0      387,600
  Due to shareholder                         69,815       (95,892)     318,529
                                        ------------  ------------  ------------
                                              73,478     (104,410)    1,091,783
                                        ------------  ------------  ------------
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      (28,694)     (220,238)      886,075
                                        ------------  ------------  ------------
INVESTING ACTIVITIES
  Deferred exploration and
    development costs                      (333,548)     (705,576)   (1,912,068)
                                        ------------  ------------  ------------
  Proceeds from sale of equipment           132,435             0             0
                                        ------------  ------------  ------------
  Acquisition of mineral properties          (3,741)     (112,848)      (86,494)
                                        ------------  ------------  ------------
CASH USED IN INVESTING ACTIVITIES          (204,854)     (818,424)   (1,998,562)
                                        ------------  ------------  ------------
FINANCING  ACTIVITY
  Issuance of shares for cash               299,112       826,144     1,240,544
                                        ------------  ------------  ------------
CASH INFLOW (OUTFLOW)                        65,564      (212,518)      128,057
                                        ------------  ------------  ------------
CASH, BEGINNING OF YEAR                       5,006       217,524        89,467
                                        ------------  ------------  ------------
CASH, END OF YEAR                           $70,570   $     5,006   $   217,524
                                        ============  ============  ============

SUPPLEMENTAL INFORMATION FOR INVESTING
  AND FINANCING ACTIVITIES
Shares issued for mineral properties    $         0   $         0   $ 2,096,250
                                        ============  ============  ============
Shares issued for loan settlement,
  subscriptions  payable and
  advances from shareholder             $         0   $   847,483   $         0
                                        ============  ============  ============

See notes to consolidated financial statements.

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE
PROPERTIES
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)


                   EAGLE           RAINER
                  (RIO YAQUI)     (LA CIENEGA)     GOLD HILL      OK/              PGM
                   CLAIMS,         PROPERTY,       PROPERTY,      BEAVER LAKE      PROPERTY,
                   MEXICO          MEXICO          NEVADA         PROPERTY, UTAH   ALASKA         TOTAL
                  --------------  --------------  --------------  --------------  --------------  --------------
BALANCE,
 AUGUST 31, 1998  $     199,036   $   1,892,425   $     446,926   $   3,407,645   $           0   $  5,946,032
                  --------------  --------------  --------------  --------------  --------------  --------------
EXPENDITURES
  FOR 1999
Acquisition costs             0               0          38,327          15,235          59,285        112,847
Labour                        0               0               0         128,604               0        128,604
Property tax                  0               0               0          28,479               0         28,479
Travel                        0             231               0           4,525               0          4,756
Accommodation
  and meals                   0               0               0             113               0            113
Recording fee                 0               0           1,546           4,984               0          6,530
Consulting                    0          12,045               0          36,558               0         48,603
Supplies                      0               0             905         114,623               0        115,528
Assays                        0               0               0          50,792               0         50,792
Miscellaneous                 0             321           1,534           4,672               0          6,527
Storage                       0               0           1,274               0               0          1,274
Equipment                     0               0               0         113,232               0        113,232
Legal                         0               0               0           4,355               0          4,355
Drilling                      0               0               0         196,784               0        196,784
                  --------------  --------------  --------------  --------------  --------------  --------------
                              0          12,597          43,586         702,956          59,285        818,424
                  --------------  --------------  --------------  --------------  --------------  --------------
 BALANCE
 AUGUST 31, 1999        199,036       1,905,022         490,512       4,110,601          59,285      6,764,456
                  --------------  --------------  --------------  --------------  --------------  --------------
EXPENDITURES
  FOR  2000
Acquisition costs             0               0               0           3,741               0          3,741
Labour                        0               0               0               0               0              0
Property tax                  0          27,893               0               0               0         27,893
Travel                        0               0               0               0               0              0
Accommodation
  and meals                   0               0               0               0               0              0
Recording fee                 0               0               0           2,432               0          2,432
Consulting                    0               0           1,288           7,338               0          8,626
Supplies                      0               0               0         250,344               0        250,344
Assays                        0               0               0               0               0              0
Miscellaneous                 0               0               0               0               0              0
Storage                       0               0               0               0               0              0
Equipment                     0               0               0         (35,208)              0        (35,208)
Legal                         0               0               0               0               0              0
Drilling                      0               0               0               0               0              0
                  --------------  --------------  --------------  --------------  --------------  --------------
BALANCE,
 AUGUST 31, 2000  $     199,036   $   1,932,915   $     491,800   $   4,339,248   $      59,285   $  7,022,284
                  ==============  ==============  ==============  ==============  ==============  =============











See notes to consolidated financial statements.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)



1.     NATURE  OF  OPERATIONS

The Company was incorporated under the laws of British Columbia and was continued into the Yukon Territory of Canada in 1998. Its principal business activity is the exploration and development of natural resource properties.

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

(c)     Financial  instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and amount due to shareholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

(d)     Loss  per  share

Loss per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented as the outstanding stock options and warrants are anti-dilutive. NEVADA STAR RESOURCE CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)

2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

(e)     Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

Gains and losses arising from the translation of foreign currencies are included in the statement of operations for the year.

3.     REALIZATION  OF  ASSETS

The Company's investments in and expenditures on resource properties comprise significantly all of the Company's assets. Realization of the Company's investments in and expenditures on these properties is dependent on the establishment of legal title, attainment of successful commercial production or from the proceeds of their disposal.

4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES

(a)     Eagle  (Rio  Yaqui)  Claims,  Sonora,  Mexico

By a Letter of Agreement dated October 29, 1992 (as amended) the Company may earn a 100% interest (subject to a 2% net smelter returns royalty) in the rights to extract gold from mining claims known as Eagle, Eagle I, Eagle II, and Yaqui located in the Soyopa and Onaves mining districts, State of Sonora, Mexico. Consideration consists of

(i) a cash payment of $95,500 U.S. for reimbursement of the vendor's out-of-pocket costs (paid); and

(ii) the issuance of 200,000 shares of the Company's capital stock as follows: 50,000 shares upon the acceptance of the Agreement by regulatory authorities (issued in fiscal 1994) and 50,000 shares each at the time of filing of the next three engineers' reports recommending work programs of minimum
$25,000 U.S. each on the project. The first work program was completed in fiscal 1995 and 50,000 shares were issued.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
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

Deferred exploration and development expenditures of $467,808 Cdn. have been incurred to date by the Company on the property.

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

     (c)     Gold  Hill  Property,  Nevada

By  an amended agreement dated February 14, 2000 between the Company and Everett
L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 10 years in annual payments on October 1 of the following years:

1997,  1998,  1999  (paid)     $   25,000
              2000  (paid)     $   10,000
              2001             $    5,000
              2002             $   10,000
              2003             $   20,000
              2004             $   50,000
              2005             $  100,000
              2006             $  664,000

As  at  August  31,  2000,  the  Company  had  paid $178,486 U.S. to the vendor.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)


4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

By an agreement dated May 2, 2000 between the Company and Round Mountain Gold Corporation (RMGC), the Company has leased RMGC a certain interest in the property.

RMGC will assume the remaining payment obligations to the vendor and make the following payments (U.S. funds) to the Company:

$  40,000     (paid)  upon  execution  of  the  agreement
$  10,000     on  May  2,  2001
$  25,000     on  May  2,  2002
$  50,000     on  May  2,  2003
$  50,000     on  May  2,  2004
$  100,000    on  May  2,  2005  and  annually  thereafter
              while  the  agreement  is  in  effect.

Terms  of  the  Nevada  Star  -  RMGC  agreement  include  the  following:

(i) RMGC will pay Nevada Star $275,000 U.S. in minimum royalty payments over the next 5 years, including $40,000 U.S. immediately and thereafter will pay annual minimums of $100,000 U.S. The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 U.S. per ounce (1% when gold prices are below $350 U.S. per ounce). Royalty payments are capped at $10 million U.S.

(ii) RMGC will expend $1 million U.S. on exploration, including $100,000 U.S. in each of the first 2 years, and accelerated annual expenditures thereafter.

(iii) RMGC has the exclusive option to purchase the Gold Hill properties at any time while the agreement is in effect.

(iv) The agreement will be in effect for 10 years and can be extended for further 10 year terms.

Deferred exploration and development expenditures of $313,314 Cdn. have been incurred to date by the Company on the property.

(d)     OK  Copper  Mine,  Utah

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah. Consideration is the issuance of 2 million common shares of the Company (issued). The Vendor also retains a 12% net profits interest to apply to all copper production coming from any claims. Deferred exploration and development expenditures of $2,146,007 Cdn. have been incurred to date by the Company on the property.

A  finder's  fee  of  150,000 shares at a price of $0.65 Cdn. was paid in fiscal
1998.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)


4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

(e)     Beaver  Lake,  Utah

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah. Consideration is 2 million common shares of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued December 21, 2000) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production. The Vendor also retains a 2% net smelter return royalty which will not exceed 3 million dollars U.S. in aggregate. Total royalties on any production will not exceed 4%. The Company also granted Cortex one million warrants for the Company's common shares exercisable at $1.00 per share, which have since expired.

A finder's fee of 75,000 shares at a price of $0.65 Cdn. each was paid in fiscal 1998.

(f)     PGM  Property,  Alaska

The Company has acquired approximately 8,580 acres consisting of 345 mining claims located near Braxon Gulch and Tangle Lakes, Alaska, by way of gift from a shareholder, director and officer. On January 5, 1999 the Company entered into an understanding with M.A.N. Resources Inc. ("MAN") whereby the claims were leased to MAN for ten years on condition that MAN explore and develop minerals thereon. In return, MAN will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs within the first twenty four months of the lease. To maintain its working interest at 25%, the Company is required to pay MAN 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by MAN on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. Additionally, MAN may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of MAN if tendered on or before the second anniversary date of the lease agreements.

5.     CAPITAL  ASSETS

                                     2000                        1999
                          --------------------------  --------------------------
                                        ACCUMULATED
                              COST      AMORTIZATION       NET          NET
                          ------------  ------------  ------------  ------------

Office equipment          $    15,021   $    12,256   $     2,765   $     3,456
Computer equipment              6,234         5,620           614           877
                          ------------  ------------  ------------  ------------
                          $    21,255   $    17,876   $     3,379   $     4,333
                          ============  ============  ============  ============

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)


6.     CAPITAL  STOCK

     (a)     Authorized
     100,000,000  Common  shares  without  par  value
     (b)     Issued

                                     2000                        1999
                          --------------------------  --------------------------
                             NUMBER                      NUMBER
                           OF SHARES       AMOUNT       OF SHARES      AMOUNT
                          ------------  ------------  ------------  ------------
Balance, beginning of year  28,511,430  $ 11,377,738    23,461,738  $  9,704,111
                          ------------  ------------  ------------  ------------
Issued  during  year

For cash on exercise
  of share purchase
  options                      997,040       299,112     1,791,649       826,144
For settlement of debt               0             0     3,258,043       847,483
                          ------------  ------------  ------------  ------------
                               997,040       299,112     5,049,692     1,673,627
                          ------------  ------------  ------------  ------------
Balance, end of year        29,508,470  $ 11,676,850    28,511,430  $ 11,377,738
                          ============  ============  ============  ============

The Company issued 1,000,000 shares December 21, 2000 in connection with the Beaver Lake Property acquisition (note 4(e)).

     (c)     Share  purchase  options

Details of the status of the Company's stock option plans as at August 31, 2000 and 1999 and changes during the years then ended are as follows:

                                     2000                        1999
                          --------------------------  --------------------------
                                         WEIGHTED                    WEIGHTED
                                          AVERAGE                     AVERAGE
                             NUMBER      EXERCISE        NUMBER      EXERCISE
                           OF SHARES       PRICE       OF SHARES       PRICE
                          ------------  ------------  ------------  ------------
Outstanding,  beginning
  of year                    2,174,705  $       0.30     2,196,354  $       0.52
Granted                              0                   1,845,000  $       0.30
Exercised                     (997,040) $       0.30    (1,791,649) $       0.46
Returned                             0                     (75,000) $       0.30
                          ------------  ------------  ------------  ------------
Outstanding, end of year     1,177,665  $       0.30     2,174,705  $       0.30
                          ============  ============  ============  ============

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)


6.     CAPITAL  STOCK (CONTINUED)

At  August  31,  the  following  share  purchase  options  were  outstanding:

                                         EXERCISE         NUMBER OF SHARES
                         Expiry Date      PRICE          2000          1999
                         -------------  ------------  ------------  ------------
                         March 2, 2001     $ 0.30       1,177,665     2,174,705
                         -------------  ------------  ------------  ------------

(d)     At  August  31,  the following share purchase warrants were outstanding:

                                         EXERCISE         NUMBER OF SHARES
                         Expiry Date      PRICE          2000          1999
                         -------------  ------------  ------------  ------------

                         Feb. 15, 2000     $ 0.70               0     1,013,418
                         June 4, 2000      $ 1.00               0     1,000,000
                                         EXERCISE         NUMBER OF SHARES
                          Expiry Date      PRICE          2000          1999
                          ------------  ------------  ------------  ------------

7.     RELATED  PARTY  TRANSACTIONS

Related  party  transactions  consist  of  the  following:

(a)     Consulting  fees  of $32,589 (1999 - $25,000; 1998 - $32,500) paid to an officer.

(b) An option to acquire a 100% interest in the Eagle (Rio Yaqui) Claims (note 4(a)) and an agreement to acquire a 90% interest in the Rainier claims in Mexico (note 4(b)) are both from a director and officer.

(c) The PGM property claims in Alaska were acquired from a director, shareholder and officer (note 4(f)).

(d) Investment in and expenditures on resource properties includes $121,675 (1999 - $121,675; 1998 - $77,735) paid in the year to directors (and related persons) and/or Companies controlled by directors for geological consulting services and labour.

(e) A shareholder and director has made advances to the Company which were outstanding in whole or in part at the year-end in the amount of $613,775 (1999
- $543,960; 1998 - $718,606). These advances are non-interest bearing and have no fixed terms of repayment.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)

8.     COMMITMENTS

The Company is committed to minimum rental payments of U.S. $140,450 under operating equipment leases expiring in 2004. Commitments in each of the next four years are as follows:

     2001     $49,500
     2002      49,500
     2003      31,800
     2004       9,650

9.     INCOME  TAX  LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes. The tax effect has not been recorded in the financial statements. These losses expire as follows:

AVAILABLE TO     AMOUNTS
------------     --------------
2001             $    211,000
2002                  338,000
2003                  321,000
2004                  213,000
2005                  204,000
2006                  125,000
2007                   56,000
                  ------------
                  $ 1,468,000
                  ============

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

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

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)


10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

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

The effect on the statements of operations, balance sheet and loss per share figures are set out below:

                                            2000          1999          1998
                                        ------------  ------------  ------------
Statement  of  operations for the
  year  ended  August  31
Reconciliation of net loss  from
  Canadian  GAAP  to  US  GAAP
Net loss per Canadian GAAP              $   (50,151)  $  (117,068)  $(1,666,820)
                                        ------------  ------------  ------------
Acquisition of mineral properties                 0      (112,848)   (2,182,744)
Exploration and development costs, net     (257,828)     (705,576)   (1,912,068)
                                        ------------  ------------  ------------
Net loss per US GAAP                    $  (307,979)  $  (935,492)  $(5,761,632)
                                        ------------  ------------  ------------
Balance  sheet  as  at  August  31
Shareholders' equity per
  Canadian GAAP                         $ 6,434,161   $ 6,224,310   $ 4,667,751
Acquisition cost and exploration
  costs on resource properties           (7,022,284)   (6,764,456)   (5,946,032)
                                        ------------  ------------  ------------
Shareholders' equity per U.S. GAAP      $  (588,123)  $  (540,146)  $(1,278,281)
                                        ------------  ------------  ------------
Loss per share in accordance
  with US GAAP                          $      0.00   $     (0.04)  $     (0.30)
                                        ------------  ------------  ------------

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2000  AND  1999
(CANADIAN  DOLLARS)


10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(b)     Recent  accounting  pronouncements

(i)     Earnings  per  share

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share, and SFAS 129, "Disclosure of Information about Capital Structure". SFAS 128, which is effective for fiscal years ending after December 15, 1997, including interim periods, requires the presentation of basic and diluted earnings per share ("EPS"). The Company's adoption of SFAS 128 for U.S. GAAP purposes results in no difference in net loss disclosure.

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

The Company has significant non-capital loss carryforwards (note 9). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As at August 31, 2000, the valuation allowance is equal to 100% of the deferred tax asset.

(iii)     Other  items

SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were issued in 1997. These standards became effective in 1998, expand or modify disclosures and, accordingly, have no effect on the Company's consolidated financial position, results of operations or cash flows.

(c)     Stock  based  compensation

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

                    NEVADA  STAR  RESOURCE  CORP

                       /s/ Monty D. Moore
                    By:-------------------------
                    MONTY  D.  MOORE,  President
                    (Principal  Executive Officer)
                    and (Principal Financial Officer)
                    Date: 3/23/00

In accordance with the Exchange Act, this report has been signed below by the following persons representing a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Monty D. Moore                                    3/23/00
-------------------                                   -------
MONTY  D.  MOORE                                       Date
Director


/s/ Kevin Weaver                                      3/23/00
---------------------                                 -------
KEVIN  WEAVER                                          Date
Director


/s/ Stuart havenstrite                                3/23/00
----------------------                                -------
STUART  HAVENSTRITE                                    Date
Director


/s/ Richard S. Havenstrite                             3/23/00
--------------------------                             -------
RICHARD S. HAVENSTRITE                                  Date
Director


/s/ Rober Angrisano                                    3/23/00
--------------------------                             -------
ROBERT  ANGRISANO                                        Date
Director