Form 10QSB
period 2000-11-30
NEVADA STAR RESOURCE CORP
filed 2001-05-04
CIK 877019

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 2000

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

                           NEVADA  STAR  RESOURCE  CORP.
                                   FORM 10-QSB
             FOR  THE  QUARTERLY  PERIOD  ENDED  NOVEMBER 30, 2000


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


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Monty D. Moore                            Date:  May 1, 2001
---------------------------------------------             ---------------
Monty  D.  Moore,  President
and  Principal Financial  Officer