Form 10QSB
period 2001-02-28
NEVADA STAR RESOURCE CORP
filed 2001-05-04
CIK 877019

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended February 28, 2001

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

                           NEVADA  STAR  RESOURCE  CORP.
                                   FORM 10-QSB
             FOR  THE  QUARTERLY  PERIOD  ENDED  FEBRUARY 28, 2001


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