Form 10QSB
period 2001-05-31
NEVADA STAR RESOURCE CORP
filed 2001-08-07
CIK 877019

UNITED  STATES

                      SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549


                                FORM  10-QSB


[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  May 31, 2001

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

                         NEVADA  STAR  RESOURCE  CORP.
                                 FORM 10-QSB
           FOR  THE  QUARTERLY  PERIOD  ENDED  May 31, 2001


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


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Monty D. Moore                            Date:  07-30-2001
       Monty  D.  Moore,
       President  and  Principal
       Financial  Officer