Form 10KSB
period 2001-08-31
NEVADA STAR RESOURCE CORP
filed 2001-12-17
CIK 877019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB
(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001, or

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

(Registrant's  telephone  number,  including  area  code):   206-367-2525

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title  of each class           Name of each exchange on which registered
           NONE                                       NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                                     NONE
                                (Title  of  class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   (  )  No   (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues (net loss) for its most recent fiscal year.

                              $CDN  (2,248,447)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 ( 85,938), effective June 13, 1997, 62 F.R. 26387.] $CDN 3,590,000 based of last trade at $.15 on November 29, 2001

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.   30,508,470 at the date hereof

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

On June 17, 1998 the Company was continued into the Yukon under Section 190 of the Yukon Business Corporation Act. The Company conducts its operations through its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and Nevada Star Resource de Mexico, S.A. de C.V., a wholly-owned subsidiary of Nevada Star Resource Corp. (U.S.). The Company's executive offices are located at 10735 Stone Avenue North, Seattle, WA 98133, Tel. (206) 367-2525. Unless otherwise noted, all dollar amounts are quoted in Canadian Dollars. At December 10, 2001, the U.S. dollar equivalent as quoted in the Wall Street Journal was $.6336.

EMPLOYEES
---------

The Company has no paid employees. NSR relies primarily upon the use of consultants to accomplish its exploration activities. One director, Stuart Havenstrite provides approximately 10 hours of geologic consulting services per week to the Company. None of the Company's executive officers are employed by the Company. Management services are provided on an "as-needed" basis without compensation, generally less than five hours per week. The Company has no oral or written contracts for services with any member of management.

Consultants are retained on the basis of ability and experience. There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company's operations pursuant to which any person would be hired, compensated or paid a finder's fee.

COMPETITION
-----------

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

PROPERTIES
----------

The Company presently operates from office space provided on a rent free basis by the Company's president, Monty D. Moore. In the event that this space becomes unavailable in the future the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

GOVERNMENT  REGULATION  AND  ENVIRONMENTAL  CONCERNS
----------------------------------------------------

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

OFFSHORE  REGULATION
--------------------

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

REPORTS  TO  SECURITY  HOLDERS
------------------------------

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

MILFORD  DISTRICT
-----------------

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

                                  MINERALIZATION

MINERAL  DEPOSIT  DESCRIPTIONS
------------------------------

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

The Company plans to continue property maintenance during the coming year, but will not commence plant construction or mine development until the price of copper improves and the status of the resource can be upgraded from mineralization to reserves.

TERMS  OF  ACQUISITION

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company will purchase copper properties in four townships in Beaver County, Utah. Consideration will be the issuance of 2 million common shares of the Company over five years, which shares have been issued. The vendor also retains a 12% net profits interest to apply to all copper production coming from any claims. Deferred exploration and development expenditures of $597,003 have been incurred to date by the Company on the property. A finder's fee of 150,000 shares at a price of. $0.65 CDN each was paid in fiscal 1998.

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah. Consideration is 2 million common shares of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued December 21, 2000) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production. The Vendor also retains a 2% net smelter return royalty which will not exceed 3 million dollars U.S. in aggregate. Total royalties on any production will not exceed 4%. The Company also granted Cortex one million warrants for the Company's common shares exercisable at U.S. $1.00 per share, which have since expired. A finder's fee of 75,000 shares at a price of. $0.65 CDN each was paid in fiscal 1998.

EAGLE  (RIO  YAQUI)  PROPERTY
-----------------------------

During the year ended August 31, 2001, the Company determined that costs on Eagle Property were unrecoverable and wrote off $199,036. Subsequent to year-end the Company has dropped its interest in these properties.

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

PREVIOUS  WORK

In the general area of the Eagle property there is much evidence of ancient mining, including old abandoned Spanish communities and mine structures as, for example, at El Aguaje. Mining activity dates back more than two hundred years and most of this activity has been by labor-intensive methods. Extensive areas of hand mining by Gambusinos can be seen, evidenced by thousands of hand-dug shafts and the associated waste piles, throughout the district and on the property. Gambusinos are still actively working the placer gravels of the Yaqui River system by the traditional hand methods

                                       GEOLOGY

REGIONAL  SETTING
-----------------

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

LA  CIENEGA
-----------

During the year ended August 31, 2001, the Company determined that costs on the La Cienega properties were unrecoverable and wrote off $1,977,889 accordingly. As of November 10, 2001, the Company no longer holds claims or interests in the La Cienega properties.

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

TERMS  OF  ACQUISITION

By an agreement dated February 28, 1994 between the Company and Pacific Rainier de Mexico ("PRM"), the Company can earn a 90% interest in mining claims known as the Rainier 1 through Rainier 6 located in the Golden Triangle District, State of Sonora, Mexico. Consideration will be repayment of substantiated costs of U.S. $913,099 expended by PRM on the property, and the issuance of 1,400,000 shares of the Company when a mine is developed and commences production provided that an independent valuation report confirms a net present value (net of all costs and previous consideration) for the 90% interest of at least CDN. $1,190,000. This is a non-arm's length transaction. The out-of-pocket costs of U.S. $913,099 were settled by the issuance of a two-year convertible debenture bearing interest at 6% and convertible at CDN. $0.85 per share in the first year and at CDN. $0.98 per share in the second year. Exchange in the conversion is fixed at CDN. $1.40 for U.S. $1.00. The debenture was converted into 1,596,215 shares at CDN. $0.85 per share in fiscal 1996.

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

The Company owns 100% right, title and interest in and to Mineral Concession #199518 La Esperanza within the Rainier II claim, Sonora State of Mexico. The property was acquired on June 6, 1994, by issuing 100,000 shares of the Company (deemed value $80,000), payment of U.S. $9,809 cash and the retention by Edward Ingham of a 2% net smelter return.

The Company owns 100% right, title and interest in and to Mineral Concession #199397 La Japonesa within the Rainier I claim, Sonora State of Mexico. The property was acquired on June 6, 1994 by issuing 100,000 shares of the Company (deemed value $80,000), payment of U.S. $8,649 cash and the retention by Donald Randolph of a 2% net smelter return.

GOLD  HILL
----------

This property is located six miles north of the Round Mountain Gold Mine, about 48 miles northeast of Tonapah, Nevada. The property is located about six miles north of Round Mountain, Nevada. The Round Mountain Mine is presently producing 420,000 ounces of gold per year and has a reserve of eight million ounces.

The Gold Hill property consists of 104 unpatented claims (3 placer and 101 lode) of which 53 were optioned from Mr. Buzz Manley of Beatty, Nevada in April, 1995. Fifty-four claims were staked by Nevada Star but are presently held under a different name. Since that time Nevada Star has been accumulating data, reviewing the data and geology, and has performed a resource and reserve analysis on the Gold Hill gold deposit. The object of the work was to define the needs of the project for the next phase of work.

HISTORY

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

GEOLOGY

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

ROUND  MOUNTAIN  GOLD  CORPORATION  LEASE

By an agreement dated May 2, 2000 between the Company and Round Mountain Gold Corporation (RMGC), the Company has leased RMGC a certain interest in the property. RMGC will assume the remaining payment obligations to the vendor and make the following payments (U.S. funds) to the Company:

     $  40,000     (paid)  upon  execution  of  the  agreement
     $  10,000     on  May  2,  2001  (paid)
     $  25,000     on  May  2,  2002
     $  50,000     on  May  2,  2003
     $  50,000     on  May  2,  2004
     $ 100,000     on  May 2, 2005 and annually thereafter while the agreement is in effect.

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

EXPLORATION  ACTIVITY  (MAY  2001)

Exploration was initiated in April 2000 with work consisting of a soil and rock chip sampling program, geologic mapping, data compilation and re-logging and assaying the Nevada Star Resources drill holes (5' samples of original 20' composites). Open unsafe mine workings were fenced to protect the public.

A total of 215 soil samples were collected on a 100' x 100' sample grid over the Gold Hill mine area and on a 600' x 100' grid north of the mine area. Samples were sieved to -10 mesh in the field, then submitted to Bondar Clegg laboratory for analysis. Approximately 201 rock chip samples have been collected from outcrops, dumps and trenches on the property.

Round Mountain Gold Corporation began drilling in June 2000 and has completed 17 reverse circulation holes on the Gold Hill property in the first year of the Nevada Star agreement (15 on Nevada Star property, 2 on property directly controlled by TMGC). Total project footage to date (April 30, 2001) is 29,088 feet (26,023 feet Nevada Star, 3,065 feet RMGC). Hole depths vary between 1,323 and 2,000 feet. Drill samples were collected on five-foot intervals throughout the bedrock portion of all drill holes.

Two samples are collected for each interval one is submitted to Bondar Clegg for analysis and the second is saved on site for future testing as warranted. Samples were analyzed for gold, silver, arsenic, antimony and mercury. Blind duplicate and standard samples are submitted with the assay samples for quality control purposes. Drilling costs to date have been high due to the depth of drilling, hardness of the rock, and high water inflow.

PERMITTING  &  ENVIRONMENTAL

All drilling to date has been conducted under a Notice of Intent filed with the Tonopah Field Office of the BLM. All areas of surface disturbance (drill sites, sumps, and access roads) have been re-contoured and seeded as each phase of drilling has been completed.

ALASKA  NICKEL-PLATINUM-COPPER  PROPERTY
----------------------------------------

The Company has acquired approximately 8,580 acres consisting of 345 mining claims located near Braxon Gulch and Tangle Lakes, Alaska, by way of gift from a shareholder, director and officer. On January 5, 1999 the Company entered into an understanding with M.A.N. Resources Inc. ("MAN") whereby the claims were leased to MAN for ten years on condition that MAN explore and develop minerals thereon. In return, MAN will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs within the first twenty four months of the lease. As of December 31, 2000, MAN had earned its 75% working interest in the claims.

To maintain its working interest at 25%, the Company is required to pay MAN 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by MAN on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. Additionally, MAN may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of MAN if tendered on or before the second anniversary date of the lease agreements. As of the date hereof, the Company's interest remains in good standing.

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

1999  Exploration

During the 1999 field season, exploration activity was focused on the eastern half of the Amphitheater Mountains based on the 1997 and 1998 field seasons. A short program of mapping and sampling was carried out in conjunction with an airborne geophysical program.

From mid June to early July, mapping and sampling in the eastern half of the Amphitheater Mountains was carried out. Much of the exposed geology from Landmark Gap Lake to Fourteen Mile Lake was inspected and mapped in order to confirm or correct previously mapped geology and to sample any mineralization present.

In June and July of 1999 supported magnetic-electromagnetic (Mag-EM) geophysical survey was flown over the Eureka Creek and Tangle Lakes areas. The Tangle Lakes area was flown on 100 meter spaced north-south flight lines recovering approximately 1300 line kilometers of data. The Eureka Creek area was flown on 200 meter spaced north-south lines recovering approximately 1600 kilometers of data. Positive magnetic responses over the mafic-ultramafic bodies delineated very large areas of previously unknown mafic-ultramafic occurrences.

2000  Exploration

The field season of 2000 consisted of geochemical sampling, mapping and rock chip sampling over perspective areas identified by the 1999 geophysical survey. A regional stream sediment survey was also conducted. A broad spaced selective extraction geochemical survey using Mobile Metal Ion (MMI) analysis was conducted over portions of the Tangle Lakes area to identify perspective areas covered by overburden. MMI surveys were also conducted in the Eureka Creek area over mafic-ultramafic bodies discovered by the geophysical survey. In addition to the MMI surveys, a soil geochemistry survey was conducted over an area with a laterally extensive ultramafic body and strong EM conductors. The stream sediment survey consisted of 45 heavy mineral concentrate samples and 80 stream silt samples. The MMI surveys consisted of 1006 samples taken at varying degrees of spacing depending on the geology of the area. In the Eureka Creek area, 209 soil samples were taken over an area underlain by ultramafic rocks with favorable geology and geophysical expressions.

Geochemical surveys in 2000 identified several areas of potential mineralization. Previously know areas of mineralization were confirmed in the Eureka Creek area as well as previously unknown anomalies. Of particular interest was the discovery of significant gold anomalies as well as the presence of cinnabar in several samples.

The selective extraction sampling (MMI) in the Eureka Creek-Tangle Lakes areas identified several anomalous areas and more work is needed to fill in these areas of interest at closer spacing. Of particular significance was the fact that the analyses were extremely consistent with anomalies carrying over several sample points along lines as well as laterally across lines. Because of the lack of exposed outcrop in the Tangle Lakes area, drilling will be required to confirm the presence of mineralization.

The soil survey over the Eureka Creek ultramafic body identified areas of anomalous palladium, platinum and nickel mineralization along the margin of the mafic-ultramafic body. Further sampling will delineate the extent of mineralization.

2002  EXPLORATION  PROGRAM

In order to explore such a large area, it has been recommended that a large exploration program be conducted to follow up on the information already obtained. The next phase of exploration for the Eureka Creek and Tangle Lake properties will involve geochemical sampling, mapping and ground geophysical work. The exploration activities will be conducted by M.A.N. Resources, IncThe 2002 exploration program is budgeted at approximately $300,000. Nevada Star will be required to reimburse M.A.N. 25% of these expenditures in order to maintain its 25% working interest.

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

CANWELL  GLACIER  PROPERTY

LOCATION  AND  ACCESS

The Canwell Glacier property is located in the Alaska Range approximately 265 km southeast of Fairbanks. The property is located East of Canwell Glacier near the Richardson Highway where the Delta River cuts through the Alaska Range in Isabella Pass. The Property consists of 44 Alaska state claims which cover a total of 1760 acres. Access to the property is most easily obtained by helicopter, but can also be obtained by hiking the eastern lateral moraine of Canwell Glacier.

PROPERTY  HISTORY

Two small high-grade nickel occurrences have been documented in the Canwell Glacier area for several years. The Emerick Lode was discovered in the early 1950s and the Glacier Lake showing was discovered in 1962. In 1971 the state of Alaska flew a wide-spaced fixed-wing aeromagnetic survey of the area. The magnetic data suggested that a large mafic or ultramafic body lay to the south of the Alaska Range. By 1977 reconnaissance geologic mapping confirmed this theory. In 1992, American Copper & Nickel Company, Inc. (ACNC), the US subsidiary of INCO began investigating the area, During 1992 and 1993, ACNC conducted geologic reconnaissance, prospecting, and lithogeochemical stratigraphic sampling in the area. ACNC geologists recognized that the ultramafic rocks which hosted mineralization in the area might be cogenetic with the Nikolai flood basalts. This setting was recognized as being analogous to the Noril'sk Ni-Cu-PGE deposits in Siberia.

GEOLOGY  AND  MINERALIZATION

The Canwell mafic-ultramafic complex is approximately 5.6 km long and 800 m thick. It has a cunite core and grades out into peridotite and gabbro margins. Disseminated and massive sulphides hosted in gabbros, peridotites and dunites are found at Canwell Glacier. Several significant mineralized showings have been found at Canwell Glacier. The most important to date are: Canwell Glacier (up to 6.9% Ni, 2.3% Cu, 0.1% Co, 3.5 g/t Pt and 2.6 g/t Pd), Canwell Ridge (up to 8.5% Ni, 0.8% Cu, 0.2% Co, 1.9 g/t Pt and 3.1 g/t Pd), and Lower Canwell (up to 4.4% Ni, 1.2% Cu, 2.5 g/t Pt and 2.4 g/t Pd). The Odie prospect, a small magnetite rich pod showed the strongest PGE mineralization in the area with values up to 15.6 g/t Pt, 2.6 g/t Pd, 0.9% Ni, and 0.3% Cu.

ACNC conducted a helicopter supported magnetic-electromagnetic survey over the area in 1995. Numerous electromagnetic conductors were detected within the mafic-ultramafic complex. A UTEM survey was conducted in 1996 and several deep conductors were confirmed resulting in the selection of several drill targets. In 1997-1998 ACNC drilled 5 diamond drill holes (2928 ft total) at Canwell Glacier in hopes of intercepting high-grade massive sulfide mineralization.

ACQUISITION  TERMS

On August 22, 2001, the Company signed a letter of intent with Fort Knox Gold Resources Inc. to acquire an undivided 60% interest in the Canwell Glacier property. In return for this interest, Nevada Star will issue 200,000 shares of the Company to Fort Knox, and agrees to expend $600,000 on the property. AS per the letter of intent, 50,000 shares are to be issued to Fort Knox upon receipt of regulatory approval. U.S. $100,000 is expected to be expended and 50,000 shares are to be issued within the first twelve month period following receipt of regulatory approval.

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


                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(A)     MARKET  INFORMATION

The Common Stock of the Company is traded on the Canadian Venture Exchange under the symbol "NEV." The following table shows the high and low sales prices for the Common Stock during each quarter since January 1, 1999. The sales prices are set forth in Canadian dollars. At December 11, 2001, the U.S. dollar equivalent as quoted in the Wall Street Journal was $.6336.

Calendar  Year                              High  Closing      Low  Closing
--------------                              -------------      ------------

1999     First  Quarter                          .25               .12
         Second  Quarter                         .30               .09
         Third  Quarter                          .25               .13
         Fourth  Quarter                         .22               .09

2000     First  Quarter                          .18               .09
         Second  Quarter                         .22               .08
         Third  Quarter                          .10               .06
         Fourth  Quarter                         .12               .06

2001     First  Quarter                          .09               .04
         Second  Quarter                         .08               .04
         Third  Quarter                          .09               .04
         Fourth  Quarter (at  November  29)      .15               .04

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

During the year ended August 31, 2000 the Company issued 997,040 shares to three directors pursuant to the exercise of outstanding options at an exercise price of $0.30 per share. The shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

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

Pursuant to the terms of the Company's agreement on its Alaska Nickel-Platinum-Copper property the Company the Company is required to reimburse M.A.N. for 25% of the exploration expenses incurred in order to maintain its 25% working interest. Based on the proposed exploration budget of $300,000, Nevada Star will be required to reimburse $75,000 to M.A.N.

The Company does not currently have sufficient funds to satisfy cash demands for operations for the next 12 months. The Company is examining the feasibility of making an offshore private placement of its common stock to certain Canadian investors under a Regulation S exemption from registration under the Securities Act of 1933. There can be no assurance that the Company will successfully complete this offering.

The Company anticipates that it will utilize the services of independent consultants to accomplish its maintenance work and therefore does not anticipate that there will be a significant increase in the number of employees.

The Company does not anticipate the purchase or sale of any plant or significant equipment during the next twelve month period. At the present time the Company has no current plans, arrangements, agreements or undertakings to acquire any additional exploration properties.

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended August 31, 2001 and August 31, 2000 audited by Smythe Ratcliffe, Chartered Accountants are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Registrant's two most recent fiscal years and any later interim periods neither the principal accountant nor a significant subsidiary's independent accountant on whom the principal accountant expressed reliance in its report, resigned (or declined to stand for re-election) or was dismissed.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                     Age  Office  with  the  Company     Appointed to Office
-----------------------  ---  --------------------------     -------------------

Monty  D.  Moore          65    Director  and President               1993

Richard  W.  Graeme       58    Director                              1994

Stuart  Havenstrite       69    Director                              1994

Richard  S. Havenstrite   43    Director                              1998

Robert  Angrisano         46    Director                              1999

Kevin  Weaver             54    Director                              1996

Monty D. Moore has been the President and a Director of the Company since 1993. Since 1971, Mr. Moore has been the owner and President of Pacific Rainier Roofing, Inc., Seattle, Washington. Mr. Moore is a member of the Northwest Mining Association. Mr. Moore is an officer, director and principal shareholder of M.A.N. Resources, Inc.

Richard W. Graeme, a Director of the Company, is graduated from the University of Arizona with a Bachelor of Science Degree with a major in Geological Engineering. From 1999 to the present Mr. Graeme has been a mine manager for Goldfields Ghana Ltd. in Accra Ghana. From 1996 to the 1999 Mr. Graeme was the Vice-president of Operations for Golden Queen Mining Company, Mojave, California. Mr. Graeme's responsibilities have included permitting and bringing the Soledad Mountain project into production. Mr. Graeme is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers ("AIME").

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

Kevin Weaver, a Director of the Company since 1995, has been a land developer for more than the past 5 years

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

                                                       Long-Term  Compensation
            Annual  Compensation                     Awards                Payouts
---------------------------------------------  ----------------------  ---------------

(a)             (b)   (c)     (d)      (e)     (f)         (g)         (h)       (i)
Name                                   Other   Restricted  Securities            All
and                                    Annual  Stock       Underlying   LTIP     Other
Principal       Year  Salary   Bonus   Comp.   Awards(1)   Options/     Payouts  Comp.
Position                ($)     ($)      ($)     ($)       SARs(#)      ($)      ($)
--------------  ----  -------  ------  ------  ----------  ----------  --------  -----
Monty D. Moore  2001     $0      $0     $0        $0           -0-        $0       $0
President       2000     $0      $0     $0        $0       445,895(1)     $0       $0
and Director    1999     $0      $0     $0        $0       330,885(1)     $0       $0

(1)     expired  on  March  2,  2001.

(B)     DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR

During the most recently completed financial year no compensation was paid to any director of the Company for service as a director. One director was paid consultant's fees in the amount of $32,500 for geologic consulting fees.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities at January 1, 2001:

(1)             (2)                               (3)                     (4)
Title of Class  Name  and  Address                Amount  and Nature of   Percent
                of  Beneficial  Owner             Beneficial Ownership    of  Class
--------------  --------------------------------  ----------------------  -----------
Common          Monty  D.  Moore  (1)                    4,127,130            13.53%
                10735  Stone  Ave.
                Seattle,  WA  98133

Common          Grand Central Silver Mines, Inc.(2)      2,000,000             6.56%
                862  South  500  West  St.
                Salt  Lake  City,  Utah  84110

Common          Robert  Angrisano                        1,704,051             5.59%
                2533  -  226th  Pl.  NE
                Redmond,  WA  98053

(1) Includes shares owned by Pacific Rainier, Inc. a privately held mineral exploration company controlled by Mr. Moore.
(2) No officer, director or principal shareholder of the Company is affiliated with Grand Central Silver Mines, Inc.

(A)     SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth certain information as of January 1, 2001, regarding the number and percentage of shares of common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group:

(1)             (2)                               (3)                     (4)
Title of Class  Name  and  Address                Amount  and Nature of   Percent
                of  Beneficial  Owner             Beneficial Ownership    of  Class
--------------  --------------------------------  ----------------------  -----------
Common          Monty D. Moore                      4,127,130 (1)            13.53%
Common          Richard  W.  Graeme                   100,000                 0.33%
Common          Stuart  Havenstrite  `                532,234                 1.74%
Common          Richard S. Havenstrite                102,000                 0.33%
Common          Robert  Angrisano                   1,704,051                 5.59%
Common          Kevin  Weaver                           4,349                 0.01%
Common          Total  of  all  officers
                and directors (9 individuals):      6,569,764                21.53%

(1) Includes shares owned by Pacific Rainier, Inc., a privately held mining exploration company controlled by Mr. Moore.

(B)     CHANGES  IN  CONTROL

There are no arrangements known to the Registrant the operation of which may, at a subsequent time, result in the change of control of the Registrant.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Monty Moore, a shareholder, officer and director, has made advances to the Company which were outstanding in whole or in part at the year ended August 31, 2001 in the amount of $701,683. There is no written agreement between the Company and Mr. Moore with regard to the repayment of the monies advanced. The monies have been advanced on an interest free basis. The monies are expected to be repaid at the point at which the Company has adequate revenues to make such payments without restricting the operations of the Company. In the alternative, upon approval of Mr. Moore and the Board of Directors, the advances may be converted to equity.

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

The Company's Articles do not prohibit transactions in which the Company's promoters, management, affiliates or associates directly or indirectly have an interest. Therefore, there is (always) a "present potential" that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an interest, there is however, no present or contemplated intent that such an event may occur. In the event that such a transaction was proposed, under the rules of the Canadian Venture Exchange, any such transaction would be deemed a "Major Transaction" and would be subject to prior shareholder approval and the approval of the Canadian Venture Exchange. In structuring any such transaction, the directors would be bound by their fiduciary duty to act in the best interest of the Company's shareholders. In the event that management's fiduciary duties were compromised any available remedy under applicable law would likely be prohibitively expensive and time consuming.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  documents  are  filed  as  part  of  the  report:

1.     Financial  Statements:

Independent  Auditors'  Reports

Consolidated  Balance  Sheets
August  31,  2001  and  2000

Consolidated  Statements  of  Operation  and  Deficit
for  the  years  ended  August  31,  2001  and  2000

Consolidated  Statements  of  Cash  Flows
for  the  years  ending  August  31,  2001  and  2000

Consolidated Statements of Investment In and Expenditures On Resource Properties For the years ended August 31, 2001 and 2000

Notes  to  Financial  Statements

NEVADA  STAR  RESOURCE  CORP.

CONSOLIDATED  FINANCIAL  STATEMENTS
AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)









     INDEX                                                         PAGE
     -----                                                         ----

     INDEPENDENT  AUDITORS'  REPORT  TO  THE  SHAREHOLDERS           1

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

     Consolidated  Statements  of  Operations  and  Deficit          3

     Consolidated  Statements  of  Cash  Flows                       4

     Consolidated  Statements of Investments In and Expenditures
        on  Resource  Properties                                     5

     Notes  to  Consolidated  Financial  Statements                  6-18

                                                                [GRAPHIC OMITED]
                                                                [GRAPHIC OMITED]

                           INDEPENDENT  AUDITORS'  REPORT

TO  THE  SHAREHOLDERS  OF  NEVADA  STAR  RESOURCE  CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 2001 and 2000 and the consolidated statements of operations and deficit, cash flows and investments in and expenditures on resource properties for the years ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 2001 and 2000 and the consolidated results of its operations, its cash flows and its investments in and expenditures on resource properties for the years ended August 31, 2001 and 2000. In accordance with Canadian generally accepted accounting principles applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles in the United States of America and are discussed in note  10  to  the  consolidated  financial  statements.

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph included following the opinion paragraph when the financial statements are affected by the Company's ability to continue as a going concern. Our report to the shareholders dated November 10, 2001 is also expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

/s/ "Smythe  Ratcliffe"

Chartered  Accountants
Vancouver,  British  Columbia
November  10,  2001

COMMENTS  BY  AUDITORS  FOR  CANADIAN  READERS  ON  CANADA-US REPORTING CONFLICT

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency and has sustained operating losses for the past three years. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ "Smythe  Ratcliffe"

Chartered  Accountants
Vancouver,  British  Columbia
November  10,  2001

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  BALANCE  SHEETS
AUGUST  31
(CANADIAN  DOLLARS)

                                                     2001             2000
                                                --------------  ---------------

ASSETS
------

CURRENT

Cash                                            $       4,269   $       70,570
Accounts receivable                                     3,614            4,422
                                                --------------  ---------------

                                                        7,883           74,992

INVESTMENTS  IN  AND  EXPENDITURES  ON
   RESOURCE PROPERTIES (notes 3 and 4)              5,574,441        7,022,284

CAPITAL ASSETS (note 5)                                 2,642            3,379
                                                --------------  ---------------

                                                $   5,584,966   $    7,100,655
                                                ==============  ===============

LIABILITIES

CURRENT

Accounts payable                                $       8,459   $       13,609
Due to shareholder (note 7)                           701,683          613,775
                                                --------------  ---------------
                                                      710,142          627,384
                                                --------------  ---------------

SHAREHOLDERS'  EQUITY

CAPITAL STOCK (note 6)                             12,326,850        11,676,850
                                                --------------  ---------------

DEFICIT                                            (7,452,026)      (5,203,579)
                                                --------------  ---------------

                                                    4,874,824       6,473,271
                                                --------------  ---------------
                                                $   5,584,966   $    7,100,655
                                                ==============  ===============

Commitments  (note  8)

Approved  on  behalf  of  the  Board:

/s/"Monty  D.  Moore",  Director
Monty  D.  Moore

/s/ "Stuart  Havenstrite",  Director
Stuart  Havenstrite

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)


                                                     2001             2000
                                                --------------  ---------------


GENERAL  AND  ADMINISTRATIVE  EXPENSES
Consulting                                      $      32,500   $       32,589
Professional fees                                      16,306           38,883
Office and miscellaneous                               14,640            2,589
Listing and filing fees                                 6,623            4,613
Travel                                                  3,982            6,811
Transfer agent fees                                     1,781            3,320
Bank charges and interest                               1,563              855
Telephone                                                 385            1,062
Shareholder relations                                       0            2,291
Property management                                         0            1,482
Directors' meetings                                         0                0
Amortization                                              738              954
                                                --------------  ---------------
                                                       78,518           95,449
OTHER  ITEMS

Gain on disposal of equipment                               0          (52,975)
                                                --------------  ---------------

Interest income                                          (268)            (204)
                                                --------------  ---------------

Loss  (gain)  of  translation
  of foreign currencies                                (6,728)           7,881
                                                --------------  ---------------

Loss  on  abandonment  of
  mineral properties                                2,176,925                0
                                                --------------  ---------------
NET LOSS FOR YEAR                                  (2,248,447)         (50,151)

DEFICIT, BEGINNING OF YEAR                         (5,203,579)      (5,153,428)
                                                --------------  ---------------

DEFICIT, END OF YEAR                            $  (7,452,026)  $   (5,203,579)
                                                ==============  ===============

NET LOSS PER SHARE                              $       (0.07)  $          0.00
                                                ==============  ===============

WEIGHTED  AVERAGE  NUMBER  OF
  COMMON SHARES OUTSTANDING                        30,201,621       28,932,099
                                                ==============  ===============

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)

                                                     2001             2000
                                                --------------  ---------------

OPERATING  ACTIVITIES

Net loss                                        $  (2,248,447)  $      (50,151)
                                                --------------  ---------------

Items  not  involving  cash
Amortization                                              738              954
Gain on disposal of equipment                               0          (52,975)
Loss on abandonment of mineral properties           2,176,925                0
                                                --------------  ---------------

OPERATING CASH FLOW                                   (70,784)        (102,172)
                                                --------------  ---------------

CHANGES  IN  NON-CASH  WORKING  CAPITAL
Accounts receivable                                       808              863
Accounts payable                                       (5,150)           2,800
Due to shareholder                                     87,908           69,815
                                                --------------  ---------------
                                                       83,566           73,478
                                                --------------  ---------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        12,782          (28,694)
                                                --------------  ---------------

INVESTING  ACTIVITIES
Deferred exploration and development costs           (176,035)        (333,548)
Proceeds from sale of equipment                             0          132,435
Proceeds from sale of waste rock                       96,952                0
Acquisition of mineral properties                           0           (3,741)
                                                --------------  ---------------
CASH USED IN INVESTING ACTIVITIES                     (79,083)        (204,854)
                                                --------------  ---------------

FINANCING  ACTIVITY
Issuance of shares for cash                                 0          299,112
                                                --------------  ---------------

CASH INFLOW (OUTFLOW)                                 (66,301)          65,564

CASH, BEGINNING OF YEAR                                70,570            5,006
                                                --------------  ---------------

CASH, END OF YEAR                               $       4,269   $       70,570
                                                ==============  ===============

SUPPLEMENTAL  INFORMATION  FOR
INVESTING  AND  FINANCING  ACTIVITIES
  Shares issued for mineral properties          $     650,000   $            0
  Shares issued or loan settlement,
    subscriptions payable and advances
    from shareholder                            $           0   $            0

NEVADA  STAR  RESOURCE  CORP.
CONSOLIDATED  STATEMENTS  OF  INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE
PROPERTIES
YEARS  ENDED  AUGUST  31
(CANADIAN  DOLLARS)


                  EAGLE         RAINIER       GOLD HILL    OK/            PGM
                 (RIO YAQUI)   (LA CIENEGA)   PROPERTY,    BEAVER LAKE    PROPERTY,
                  CLAIMS,       PROPERTY,     NEVADA       PROPERTY,      ALASKA        TOTAL
                  MEXICO        MEXICO                     UTAH
                 ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
 AUGUST 31, 1999 $   199,036   $ 1,905,022   $   490,512   $ 4,110,601   $    59,285   $ 6,764,456
EXPENDITURES FOR
2000

Acquisition costs          0             0             0         3,741             0         3,741
Property tax               0        27,893             0             0             0        27,893
Recording fee              0             0             0         2,432             0         2,432
Consulting                 0             0         1,288         7,338             0         8,626
Supplies                   0             0             0       250,344             0       250,344
Storage                    0             0             0             0             0             0
Equipment                  0             0             0       (35,208)            0       (35,208)
Drilling                   0             0             0             0             0             0
                 ------------  ------------  ------------  ------------  ------------  ------------
                           0        27,893         1,288       228,647             0       257,828
                 ------------  ------------  ------------  ------------  ------------  ------------
BALANCE
 AUGUST 31, 2000     199,036     1,932,915       491,800     4,339,248        59,285     7,022,284
                 ------------  ------------  ------------  ------------  ------------  ------------

EXPENDITURES  FOR  2001

Acquisition costs          0             0             0       650,000             0       650,000
Property tax               0         7,811             0         1,060             0         8,871

Travel                     0         9,799             0         9,012             0        18,811
Recording fee              0             0             0        32,060             0        32,060
Consulting                 0        23,759             0         8,591             0        32,350
Supplies                   0         3,605             0        53,164             0        56,769
Assays                     0             0             0        24,458             0        24,458
Miscellaneous              0             0             0           123            61           184
Equipment                  0             0             0             0             0             0
Legal                      0             0             0           703             0           703
Drilling                   0             0             0         1,828             0         1,828
Loss on abandonment
  of properties     (199,036)   (1,977,889)            0             0             0    (2,176,925)
Sale of waste rock         0             0             0       (96,952)            0       (96,952)
                 ------------  ------------  ------------  ------------  ------------  ------------

BALANCE,
 AUGUST 31, 2001 $         0  $          0   $   491,800   $ 5,023,295   $    59,346   $ 5,574,441
                 ===========  =============  ============  ============  ============  ============

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



1.     BASIS  OF  PRESENTATION

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

During 2001, the Company incurred a net loss of $2,248,447 (2000 - $50,151) and at August 31, 2001 had a working capital deficiency (an excess of current liabilities over current assets) of $702,259. To continue as a going concern, the Company must generate sufficient cash flow to cover its obligations and expenses. These statements have been presented on the presumption that the Company will continue as a going concern.

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

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)

2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (d)     Net  loss  per  share

Net loss per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented for fiscal 2000 as the outstanding stock options and warrants are anti-dilutive.

(e)     Use  of  estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES

(a)     Eagle  (Rio  Yaqui)  Claims,  Sonora,  Mexico

By a Letter of Agreement dated October 29, 1992 (as amended) the Company may earn a 100% interest (subject to a 2% net smelter returns royalty) in the rights to extract gold from mining claims known as Eagle, Eagle I, Eagle II, and Yaqui located in the Soyopa and Onaves mining districts, State of Sonora, Mexico. Consideration consists of:

(i) a cash payment of $95,500 U.S. for reimbursement of the vendor's out-of-pocket costs (paid); and

(ii) the issuance of 200,000 shares of the Company's capital stock as follows: 50,000 shares upon the acceptance of the Agreement by regulatory authorities (issued in fiscal 1994) and 50,000 shares each at the time of filing of the next three engineers' reports recommending work programs of minimum
$25,000 U.S. each on the project. The first work program was completed in fiscal 1995 and 50,000 shares were issued. No engineer's reports have been issued since 1995. As of August 31, 2001, the Company's interest in the mine remains in good standing.

Deferred exploration and development expenditures of $48,110 have been incurred to date by the Company on the property.

During the year ended August 31, 2001, the Company determined that costs on the properties were unrecoverable and wrote off $199,036 accordingly.

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

Deferred exploration and development expenditures of $686,617 have been incurred to date by the Company on the property.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

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

During the year ended August 31, 2001, the Company determined that costs on the properties were unrecoverable and wrote off $1,977,889 accordingly. As of November 10, 2001, the Company no longer holds claims or interest in the properties.

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

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



4.     INVESTMENTS  IN  AND  EXPENDITURES  ON  RESOURCE  PROPERTIES  (Continued)

RMGC will assume the remaining payment obligations to the vendor and make the following minimum royalty payments (U.S. funds) to the Company:

$   40,000     (paid)  upon  execution  of  the  agreement
$   10,000     on  May  2,  2001  (paid)
$   25,000     on  May  2,  2002
$   50,000     on  May  2,  2003
$   50,000     on  May  2,  2004
$  100,000     on  May  2,  2005  and  annually  thereafter
                 while  the  agreement  is  in  effect.

Terms  of  the  Nevada  Star  -  RMGC  agreement  include  the  following:

(i) The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 U.S. per ounce (1% when gold prices are below $350 U.S. per ounce). Royalty payments are capped at $10 million U.S.

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

(d)     OK  Copper  Mine,  Utah

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah. Consideration is the issuance of 2 million common shares of the Company (issued). The Vendor also retains a 12% net profits interest to apply to all copper production coming from any claims. Deferred exploration and development expenditures of $2,180,055 have been incurred to date by the Company on the property.

A  finder's  fee  of 150,000 shares at a price of $0.65 was paid in fiscal 1998.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
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

(f)     PGM  Property,  Alaska

The Company has acquired approximately 8,580 acres consisting of 345 mining claims located near Braxon Gulch and Tangle Lakes, Alaska, by way of gift from a shareholder, director and officer. On January 5, 1999 the Company entered into an understanding with M.A.N. Resources Inc. ("MAN") whereby the claims were leased to MAN for ten years on condition that MAN explore and develop minerals thereon. In return, MAN will earn a net 75% working interest in the claims upon expending U.S. $75,000 on exploration and development costs within the first twenty four months of the lease. As of December 31, 2000, MAN had earned its 75% working interest in the claims.

To maintain its working interest at 25%, the Company is required to pay MAN 25% of all exploration and development costs in excess of the initial U.S. $75,000 spent by MAN on the claims. Failure to contribute its share will reduce the Company's interest but not to less than 1% of gross proceeds of sale of minerals from the claims. Additionally, MAN may acquire all right, title and interest of the Company in the claims in consideration for 106,200 shares in the capital stock of MAN if tendered on or before the second anniversary date of the lease agreements. As of November 10, 2001, the Company's interest remains in good standing.

(g)     Canwell  Glacier  Property,  Alaska

On August 22, 2001, the Company signed a letter of intent with Fort Knox Gold Resources Inc. to acquire an undivided 60% interest in the Canwell Glacier property. In return for this interest, Nevada Star will issue 200,000 shares of the Company to Fort Knox, and agrees to expend U.S. $600,000 on the property. As per the letter of intent, 50,000 shares are to be issued to Fort Knox upon receipt of regulatory approval. U.S. $100,000 is to be expended and 50,000 shares are to be issued within the first twelve month period following receipt of the regulatory approval.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



5.     CAPITAL  ASSETS

                                     2001                                  2000
                      -------------------------------  ----------------------------------
                                Accumulated                        Accumulated
                     Cost       Amortization   Net     Cost        Amortization    Net
                     ---------  ---------  ----------  ----------  ----------  ----------
Office equipment     $ 15,021   $ 12,809   $   2,212   $  15,021   $  12,256   $   2,765
Computer equipment      6,234      5,804         430       6,234       5,620         614
                     ---------  ---------  ----------  ----------  ----------  ----------
                     $ 21,255   $ 18,613   $   2,642   $  21,255   $  17,876   $   3,379
                     =========  =========  ==========  ==========  ==========  ==========

6.     CAPITAL  STOCK

     (a)     Authorized
             100,000,000  Common  shares  without  par  value
     (b)     Issued

The Company issued 1,000,000 shares on December 21, 2000 in connection with the Beaver Lake Property acquisition (note 4(e)).

                                          2001                           2000
                               ---------------------------  -----------------------------
                                Number                       Number
                                of Shares     Amount         of Shares      Amount
                               ------------  -------------  -------------  -------------
Balance, beginning of year      29,508,470   $ 11,676,850     8,511,430    $ 11,377,738

Issued  during  year

For mineral property             1,000,000        650,000             0               0

For cash on exercise of
  share purchase options                 0              0       997,040         299,112
                               ------------  -------------  -------------  -------------
Balance, end of year            30,508,470   $ 12,326,850    29,508,470    $ 11,676,850
                               ============  =============  =============  =============

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



6.     CAPITAL  STOCK  (Continued)

(c)     Share  purchase  options

Details of the status of the Company's stock option plans as at August 31, 2001 and 2000 and changes during the years then ended are as follows:

                              2001                            2000
                     -----------------------     -------------------------
                                   Weighted                    Weighted
                                   Average                     Average
                     Number        Exercise      Number        Exercise
                     of Shares     Price         of Shares     Price
                     ---------     ---------     ---------     -----------

Outstanding,
  beginning of year  1,177,665     $  0.30       2,174,705     $  0.30
                     ---------     ---------     ---------     -----------

Exercised                    0     $  0.00        (997,040)    $  0.30
Expired             (1,177,665)    $  0.30               0     $  0.00

Outstanding,
  end of year                0     $  0.00       1,177,665     $  0.30
                    ===========    =========     =========     ===========


At  August  31,  the  following  share  purchase  options  were  outstanding:

                                     Exercise          Number of Shares
                  Expiry Date        Price            2001          2000
                ----------------     ---------     ---------     ---------

                March 2, 2001         $ 0.30           0         1,177,665

7.     RELATED  PARTY  TRANSACTIONS

Related  party  transactions  consist  of  the  following:

(a)     Consulting  fees  of $32,500 (2000 - $32,589; 1999 - $25,000) paid to an officer.

(b) An option to acquire a 100% interest in the Eagle (Rio Yaqui) Claims (note 4(a)) and an agreement to acquire a 90% interest in the Rainier claims in Mexico (note 4(b)) are both from a director and officer.

(c) The PGM property claims in Alaska were acquired from a director, shareholder and officer (note 4(f)).

(d) Investment in and expenditures on resource properties includes $117,148 (2000 - $121,675; 1999 - $121,675) paid in the year to directors (and related persons) and/or Companies controlled by directors for geological consulting services and labour.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



7.     RELATED  PARTY  TRANSACTIONS  (Continued)

(e) A shareholder and director has made advances to the Company which were outstanding in whole or in part at the year-end in the amount of $701,683 (2000
- $613,775). These advances are non-interest bearing and have no fixed terms of repayment.

Subsequent to the year-end, the Company entered into a shares for debt agreement with an insider to settle debt of CDN $600,000 to the insider for loans made to the Company over the period of several years. Six million shares will be issued to the insider at a deemed price of CDN $0.10 per share to settle such debt.

8.     COMMITMENTS

The Company is committed to minimum rental payments of U.S. $90,950 under operating equipment leases expiring in 2004. Commitments in each of the next three years are as follows:

                                 2002     $49,500
                                 2003      31,800
                                 2004       9,650

9.     INCOME  TAX  LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes. The tax effect has not been recorded in the financial statements. These losses expire as follows:

                             Available to     Amount
                             ------------     -----------

                                 2002         $   338,000
                                 2003             321,000
                                 2004             213,000
                                 2005             204,000
                                 2006             125,000
                                 2007              56,000
                                 2008              71,000
                             ------------     -----------
                                              $ 1,328,000
                                              ===========

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)


9.     INCOME  TAX  LOSSES  (Continued)

The  components  of  the  future  income  tax  assets  are  as  follows:

                                                   2001               2000
                                             ---------------    ---------------
Future  income  tax  assets

Non-capital loss carry-forwards              $    1,328,000     $    1,468,000
Unused  cumulative  foreign  exploration
  and development expense                        10,272,112          9,446,077
Unused  cumulative  Canadian
  exploration expenses                                2,000              2,000
Unused  cumulative  Canadian
  development expenses                               33,000             33,000
                                             ---------------    ---------------
                                                 11,635,112         10,949,077
                                             ---------------    ---------------
Appropriate tax rate                                     46%               46%
                                             ---------------    ---------------
                                                  5,352,153          5,036,575
                                             ---------------    ---------------

Less:  Valuation allowance                       (5,352,153)        (5,036,575)
                                             ---------------    ---------------
                                             $            0     $            0
                                             ===============    ===============

The valuation allowance reflects the Company's estimate that the tax assets likely will not be realized.

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years. These losses expire commencing in 2002 through 2008. The exploration and development expenses can be carried forward indefinitely.

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

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
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

The effect on the statements of operations, balance sheet and net loss per share figures are set out below:

                                                   2001               2000
                                             ---------------    ---------------
Statement of operations for year
ended August 31

Reconciliation of net loss from
  Canadian GAAP to US GAAP

Net loss per Canadian GAAP                   $   (2,248,447)    $      (50,151)
Acquisition of mineral properties                  (650,000)            (3,741)
Exploration and development costs, net              (79,082)          (254,087)
                                             ---------------    ---------------
Net loss per US GAAP                         $   (2,977,529)    $     (307,979)
                                             ---------------    ---------------

Balance sheet as at August  31
  Shareholders' equity per Canadian GAAP     $    4,874,824     $    6,473,271
  Acquisition cost and exploration costs
    on resource properties                       (5,574,441)        (7,022,284)
                                             ---------------    ---------------
Shareholders' equity (deficit) U.S. GAAP     $     (699,617)    $     (549,013)
                                             ===============    ===============
Net  loss  per  share  in  accordance
  with US GAAP                               $        (0.10)    $        (0.01)
                                             ===============    ===============

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

Under US GAAP advances, loans (and repayments thereof) from shareholders are classified as financing activities in the statement of cash flows. The effect on the statements of cash flows is as follows:


                                                   2001               2000
                                             ---------------    ---------------
OPERATING  ACTIVITIES
Cash provided by (used in) operations per
  Canadian GAAP                              $       12,782    $       (28,694)
Shareholder advances, loans                         (87,908)           (69,815)
                                             ---------------    ---------------
Cash provided by (used in) operations
  per US GAAP                                $      (75,126)    $      (98,509)
                                             ===============    ===============

FINANCING  ACTIVITIES
Shareholder  loans,  advances  (repayments)
  per Canadian GAAP                          $            0     $            0
                                             ---------------    ---------------
Shareholder  loans,  advances  (repayments)
  per US GAAP                                        87,908             69,815
                                             ===============    ===============

(b)     Accounting  pronouncements

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

(ii)     Stock  options

In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes, management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants, no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1996, the effect on 2001, 2000 and 1999 U.S. GAAP net loss per share would have been immaterial.

NEVADA  STAR  RESOURCE  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  AUGUST  31,  2001  AND  2000
(CANADIAN  DOLLARS)



10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

In March 2000, the FASB issued "Interpretation #44, Accounting For Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:

(i)     The  definition of employee for purposes of applying APB Opinion No. 25;

(ii) The criteria for determining whether a plan qualifies as a non-compensatory plan;

(iii) The accounting consequence of various modifications of the terms of a previously fixed stock option or award.

(c)     Comprehensive  loss

                                            YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                       2001            2000          1999
                                  --------------  -------------  ------------

Net loss                          $  (2,248,447)  $    (50,151)  $  (117,068)
Other comprehensive income (loss)         6,728         (7,881)       (5,602)
                                  --------------  -------------  ------------
Comprehensive loss                $  (2,241,719)  $    (58,032)  $  (122,670)
                                  ==============  =============  ============

11.     SUBSEQUENT  EVENTS
Subsequent to the year-end, the Company has authorized the granting of three million incentive share purchase options to insiders, employees and consultants of the Company at an option exercise price of $0.10 per share. The options will terminate two years after the date of the grant.

2.     Exhibits  required  by  Item  601:

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

                    NEVADA  STAR  RESOURCE  CORP


                    By: /s/ Monty D. Moore                    12/14/01
                    ------------------------------            --------
                    MONTY  D.  MOORE,  President              Date
                    (Principal  Executive Officer) and
                    (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons representing a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Monty D. Moore
                                   12/14/01
---------------------------        --------
MONTY  D.  MOORE                   Date
Director

/s/ Kevin Weaver
                                   12/14/01
---------------------------        --------
KEVIN  WEAVER                      Date
Director

/s/ Stuart Havenstrite
                                   12/14/01
---------------------------        --------
STUART  HAVENSTRITE                Date
Director

/s/ Richard S. Havenstrite
                                   12/14/01
---------------------------        --------
RICHARD  S.  HAVENSTRITE            Date
Director


                                   12/14/01
                                   --------
ROBERT  ANGRISANO                    Date
Director