Form 10QSB
period 2001-11-30
NEVADA STAR RESOURCE CORP
filed 2002-01-23
CIK 877019

UNITED  STATES

                      SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549


                                FORM  10-QSB


[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  November 30,  2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,508,470

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  ( )  No  (X)

                         NEVADA  STAR  RESOURCE  CORP.
                                 FORM 10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  NOVEMBER 30,  2001


                         PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

                            PART II OTHER INFORMATION

Items  Omitted  Not  Applicable.

Item 5 Other Information

The Board of Directors has signed a share purchase and sale agreement with M.A.N. Resources, Inc. ("MAN"), of Seattle, Washington to acquire all of the issued and outstanding shares of MAN in exchange for shares of Nevada Star. MAN holds a 100% interest in and to the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project located approximately halfway between Anchorage and Fairbanks Alaska.

The terms of the share purchase and sale agreement require Nevada Star to issue 25 million shares of its common stock at a deemed price of $CDN 0.10 per share to the shareholders of MAN. The number of shares to be issued as consideration for the MAN shares is based on MAN's actual out of pocket expenditures made on the Eureka Creek and Tangle Lakes Project. MAN is currently controlled by certain officers and directors of Nevada Star. The share purchase and sale agreement is subject to acceptance for filing by the Canadian Venture Exchange.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Monty D. Moore                        Date:  January 15, 2002
------------------------------------           ------------------------
       Monty  D.  Moore,
       President  and  Principal
       Financial  Officer