Form 10QSB
period 2002-02-28
NEVADA STAR RESOURCE CORP
filed 2002-04-15
CIK 877019

UNITED  STATES

                      SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549


                                FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  quarterly  period  ended  February 28,  2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 38,557,654

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  ( )  No  (X)

                         NEVADA  STAR  RESOURCE  CORP.
                                 FORM 10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  February 28,  2002


                         PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

                            PART II OTHER INFORMATION

Items Omitted  Are  Not  Applicable.

Item 5 Other Information

During the quarter ended February 28, 2002 the Company completed the first tranche of a private placement comprising of 258,700 Units at $CDN 0.15 per unit for gross proceeds of $CDN 38,805. Subsequent to the end of the last quarter period the Company completed the second and final tranche of the private placement comprising of 1,290,484 Units at $CDN0.15 per unit for gross proceeds of $CDN 193,572.60, resulting in aggregate private placement gross proceeds of $CDN 232,377.60. Each unit consists of one common share in the capital of the Company and one non-transferable share purchase warrant. The warrants are exercisable for a period of two years at $CDN 0.25 per share if exercised during the first year or $CDN 0.50 per share if exercised during the second year from the date of the purchase of the Unit.


                                    SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NEVADA  STAR  RESOURCE  CORP.


BY:  /s/ Gerald G. Carlson                        Date:  April 15, 2002
------------------------------------           ------------------------
       Gerald G. Carlson, President

* The Company does not have a Principal Financial
  Officer or Chief Accounting Officer