Form 10QSB
period 2002-05-31
NEVADA STAR RESOURCE CORP
filed 2002-07-15
CIK 877019

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE

         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  May 31,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   56,653,280

Transitional  Small  Business  Disclosure  Format  (check  one);

Yes  ( )  No  (X)

NEVADA  STAR  RESOURCE  CORP.

FORM 10-QSB

FOR  THE  QUARTERLY  PERIOD  ENDED  May 31, 2002

PART I. - FINANCIAL INFORMATION

The  Registrant  falls  within  the  provisions  of  Rule  13a-13(c)(2)  of  the Securities  Exchange  Act  of  1934, as amended, and claims exemption thereunder from  the  requirement  to  file  Part  I.

PART II - ` OTHER INFORMATION

Items 1, 2 and 5  Omitted  As  Not  Applicable.

Item 3. Changes in Securities

On March 28, 2002 the Company completed a private placement of its securities. 1,290,484 units at a price of $CDN 0.15 per unit. Gross proceeds of the offering were $CDN 193,572. Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase one additional common share in the capital of the Company for a period of two years from closing at the exercise price of $CDN 0.25 in the first year and $CDN 0.50 in the second year expiring March 28, 2004.

The securities were offered for sale by the Company’s officers and directors. No sales commissions or selling concessions were paid in connection with the sale of the securities.

The securities were offered pursuant to exemptions from registration under Regulation S and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. There were 11 purchasers in the Regulation D offering, each of whom were accredited investors.  There were 9 subscribers in the Regulation S offering. A legend was placed on each certificate indicating that the shares had not been registered and were restricted from resale.

Item 4. The Company held its Annual General Meeting on May 15, 2002. The following matters were submitted to a vote of the Shareholders at the meeting:

1.  To Fix the Number of Directors at five (5).

The following sets forth the tabulation of shares voting for this matter

	23,729,828	For	92.77%
	78,500	Against	0.31%
	0	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.92%

1.

Election of Directors at the Annual General Meeting.

The following persons were elected Directors of the Company to hold office until the election of Directors at the next Annual General Meeting :

Monty D. Moore

Gerald G. Carlson

Robert Angrisano

Stuart Havenstrite

Richard Graeme

The following sets forth the tabulation of shares voting for each Director

Carlson, Gerald G.	23,719,828	For	93.06%
	0	Against	0.00%
	88,500	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.94%

Moore, Monty D	23,719,828	For	93.06%
.	0	Against	0.00%
	88,500	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.94%

Angrisano, Robert	22,108,739	For	92.59%
	0	Against	0.00%
	1,699,589	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	7.41%

Havenstrite, Stuart	21,973,739	For	92.55%
	0	Against	0.00%
	1,834,589	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	7.45%

Graeme, Richard W.	23,702,328	For	93.05%
	0	Against	0.00%
	106,000	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.95%

2.

Appointment of Auditors.

Smythe Ratcliffe, Chartered Accountants, were appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company.  The directors were authorized to fix the remuneration to be paid to the auditors. The following sets for the tabulation of shares voting for this matter.

	23,729,828	For	93.06%
	0	Against	0.00%
	78,500	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.94%

4.  Acquisition of M.A.N. Resources, Inc.

The Company entered into a Share Purchase and Sale Agreement (the “Agreement”) dated January 9, 2002 with M.A.N. Resources, Inc. (“MAN”) and its shareholders. MAN is a private company incorporated pursuant to the laws of the State of Washington and controlled by two of the directors of the Company, Monty Moore and Robert Angrisano.  Pursuant to the terms of the Agreement, the Company will issue up to 15,600,000 Shares at a deemed price of $0.10 per Share, or such other number of shares as is deemed advisable in the discretion of the Board of Directors and is acceptable to regulatory authorities, to the shareholders of MAN, plus two convertible debentures to two shareholders of MAN.  The purchase price represents the consideration for the transfer to the Company of the 15,600,000 outstanding shares of MAN (representing 100% of the ownership of MAN).  The two convertible debentures, for the aggregate amount of US $842,334, which may be converted into an aggregate maximum of 9,400,000 Shares, are to be issued to two shareholders of MAN, Monty D. Moore and Robert Angrisano, for advances made to MAN.

	13,157,046	For	85.44%
	472,521	Against	3.07%
	0	Withheld
	10,178,761	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	11.49%

5.  Reverse Split and Name Change.

If the Company’s current search for financing does not result in the Company attaining such financing or attaining profitability, the Company may require a capital restructuring.  Such restructuring may require a Share consolidation.  A concurrent change of name is a Canadian Venture Exchange requirement in such an event.  Obtaining shareholder acceptance of a Share consolidation at the Annual General Meeting will avoid any expense and delay of such a restructuring if it were to be required prior to the holding of the next Annual General Meeting.  At the date of the Annual General meeting, Management had no plans to implement a Share consolidation and name change.

Accordingly, management requested shareholder acceptance of a consolidation of the Shares on the basis of five (5) current Shares into one (1) new Share, or such other ratio as the directors in their absolute discretion determine to be appropriate, and a concurrent name change to “Nevada Star Resources Limited” or such other name as the directors in their absolute discretion determine to be appropriate, subject to all required regulatory approvals.  Additionally, the post-consolidation capital of the Company was amended to provide for an unlimited number of common shares without par values.

Reverse Split Authorization	21,946,639	For	85.80%
	1,861,689	Against	7.28%
	0	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.92%

Name Change	23,592,183	For	92.96%
	16,200	Against	0.06%
	0	Withheld
	199,945	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.97%

Increase Post-Consolidation Authorized Capital	21,777,918	For	85.14%
	2,030,410	Against	7.94%
	0	Withheld
	0	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	6.92%

6.  Approval of Directors Acts.

All acts of the directors and officers of the Company on its behalf since the last annual general meeting of the Company including matters referred to in the Financial Statements of the Company as at August 31, 2001 were ratified and approved.

Approve of Directors’ Acts	1,316,906	For	41.61%
	78,500	Against	2.48%
	0	Withheld
	22,412,922	Not Voted
Total shares voted: 25,577,984	1,769,656	In Person	55.91%

SIGNATURES*

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act of 1934, the registrant  has  duly  caused  this  report  to  be  signed on its behalf by the undersigned  thereunto  duly  authorized.

     NEVADA  STAR  RESOURCE  CORP.

BY: /s/ Monty D. Moore

Date:  July 15, 2002

------------------------------------

 ------------------------

       Monty D. Moore, Chairman

* The Company does not have a Principal Financial  Officer or Chief Accounting Officer