Form 10KSB
period 2002-08-31
NEVADA STAR RESOURCE CORP
filed 2002-12-16
CIK 877019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002, or

[   ]

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934  for the transition period from              to _______

NEVADA STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada

98-0155690

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

Suite 500 – 625 Howe Street

Vancouver, British Columbia, Canada,

V6C 2T6

(Address of principal executive offices)

(Zip Code)

(Registrant's telephone number, including area code)

604-688-0833

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

Name of each exchange on which registered

None

None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues (net loss) for its most recent fiscal year.  $CDN (269,052)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.]  $CDN 5,269,625 based on the last trade of $0.22 on December 10, 2002

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

58,659,594 at the date hereof

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

Yes_____  No    X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

Nevada Star Resource Corp. (the “Company”) was incorporated under the laws of the Company Act of British Columbia, Canada on April 29, 1987.  On June 17, 1998 the Company was continued into the Yukon under Section 190 of the Yukon Business Corporation Act.  The Company conducts its operations through its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and M.A.N. Resources, Inc. (“MAN”), a Washington corporation.

On July 3, 2002, the Company acquired MAN, a private company controlled by Monty Moore, Chairman and Director of the Company, and Robert Angrisano, Director of the Company.  MAN was incorporated on August 25, 1998 pursuant to the laws of the State of Washington, U.S.A.  Its business was the exploration and development of mineral properties.  On July 3, 2002, an aggregate of 15,600,000 shares of Common Stock were issued at a deemed price of $0.10 per share to the shareholders of MAN as consideration for all of the issued shares of MAN.  In addition, two convertible debentures were issued for the aggregate amount of US $842,334 (CDN $1,289,259).  The debentures, which earn interest at 5% per annum, may be converted into an aggregate maximum of 9,400,000 shares of Common Stock at $0.142 per share in years 1-3, $0.192 per share in year 4 and $0.242 per share in year 5.  Of the 15,600,000 shares issued, 10,615,640 shares issued to Monty Moore and 3,033,040 shares issued to Robert Angrisano are held in escrow and will be subject to the release terms of a TSX Venture Exchange Tier 2 Surplus Security Escrow Agreement (6 years).  The escrow term may be reduced to that of a Tier 2 Value Security Escrow Agreement (3 years) upon the Company receiving a positive recommendation to proceed with a proposed second phase work program and raising sufficient funds to conduct the work program.  Should the debentures be converted into shares of Common Stock, those shares would be subject to the same escrow terms.

The executive offices were relocated from Seattle, Washington to Suite 500, 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6, Tel. (604) 688-0833 in February 2002 upon the appointment of Gerald G. Carlson as President and Director.

Unless otherwise noted, all dollar amounts are quoted in Canadian Dollars.  The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on December 10, 2002 was $0.6405.

Business of the Issuer

The Company is engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing nickel, platinum group elements (PGE’s), copper, gold, silver and associated base and precious metals.  All of the Company’s properties are currently in the exploration stage which is the stage of determining feasibility for development.  No reserves have been identified on any of the Company’s properties.

Where management determines that it is in the best interest of the Company, partners will be sought to further the development of certain properties.  The Company’s principal properties are the MAN Ni-Cu-PGE Project and the Canwell Glacier Property in the State of Alaska, the Gold Hill Property in the State of Nevada and the Milford District Property in the State of Utah.

The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities either through private placements, the exercise of stock options, shares for debt or shares issued for property.  The Company does not currently have sufficient funds to satisfy cash demands for operations for the next 12 months.  The Company is examining the feasibility of making an offshore private placement of its common stock to certain Canadian investors under a Regulation S exemption from registration under the Securities Act of 1933 (the “Securities Act”) or to certain accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act. There can be no assurance that the Company will successfully complete this offering.  See “Management’s Discussion and Analysis or Plan of Operation”.

Employees

The Company has no paid employees, nor does it have any oral or written consulting agreements with any of its directors or officers. The Company engages directors, officers and contractors from time to time to supply work on specific corporate business and exploration programs.

KGE Management Ltd., a private company beneficially owned by Gerald G. Carlson, President and Director of the Company, is paid a fee of $2,500 per month for management services which includes the day-to-day operation of the Company and overseeing exploration programs.  Stuart Havenstrite, a Director of the Company, also provides geological consulting services to the Company from time to time on an as required basis.

Consultants are retained on the basis of ability and experience.  There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company’s operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

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

Government Regulation and Environmental Concerns

The Company is committed to complying and, to its knowledge, it is in compliance with all governmental and environmental regulations.  Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation.  The Company cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of the Company's U.S. properties, including those with respect to unpatented mining claims.

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

Reports to Security Holders

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's executive offices are located in rented premises of approximately 1,150 square feet at Suite 500 – 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6, telephone (604) 688-0833.  The Company rents this space from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, President and Director of the Company, is a director and officer.  The Company’s rent is $1,500 per month for 50% use of the office space plus the reimbursement of 50% of the cost for equipment rental, telephone lines and office supplies.  The Company began occupying this facility in February 2002 and it is considered adequate for current needs.  There is no lease or rent agreement between Copper Ridge and the Company.

The Company’s principal properties are the MAN Ni-Cu-PGE Project and the Canwell Glacier Property in the State of Alaska, the Gold Hill Property in the State of Nevada and the Milford District Property in the State of Utah.

MILFORD DISTRICT

Property Location and Accessibility

The Milford District property (“OK/Beaver Lake Property” in financials) consists of 55 patented mining claims, 232 unpatented mining claims, five Utah state leases, and 93 acres of fee land, aggregating approximately 8,200 acres.  The Company has two exploration targets in the district:  the Cortex and OK properties.

The property lies within approximately10 miles northwest of the town of Milford in Beaver County, Utah.  Milford has a population of 1,200 and is a major division point on the Union Pacific Railroad. Milford has typical facilities for a town of its size.  The Company owns a railroad spur right-of-way 9 miles east of the property where sulfuric acid can be received and trucked to the property and where copper cathodes can be loaded and shipped to market.  Electric power adequate to service the processing facility is available 5 miles from the property.

The property can be accessed from Milford by traveling 4 miles west-northwest on Utah State Highway 21, then 6 miles north-northwest on a graveled county-maintained road.  Access is excellent year round.

The property lies at an elevation of 5,000 to 6,200 ft. in moderately rugged hills surrounded by alluvial pediment.  Climate is typical of the Great Basin:  temperatures range from 0°F to 100°F, with average highs in the summer of 80°F; lows in the summer of 50°F; average highs in winter of 40°F; and average lows in winter of 25°F.  Precipitation averages 10 inches annually with approximately 50% coming as snow.

History

The Milford district was organized in 1872, but had only small and intermittent production prior to 1962.  Most of the early production was from the Old Hickory tungsten mine and the Montreal iron mine.  The pre-1962 production had a total value of less than $3 million.

Early in the 1960's, a group of former US Steel geologists recognized that copper in this district was associated with magnetite.  An extensive ground magnetic survey of the district showed several strong magnetic anomalies, most of them buried beneath surface cover.  Subsequent drilling demonstrated that most of the anomalies were associated with significant copper deposits.

Several companies partially mined the deposits delineated by the drilling.  These deposits included the Bawana deposit, located on ground presently controlled by other parties, and the Hidden Treasure and Maria deposits, now optioned to the Company.  A flotation plant was constructed to process the ores and later, an acid leach circuit was added.  The copper concentrate and cement copper produced from the leaching process were sold to copper smelters for final processing.

The OK property was mined and, according to published figures, produced 900,000 tons of copper ore grading 1.25% copper from 1967 until 1974.  The ore was processed at the Essex mill, located 3 miles west-northwest of Milford.  The mill was a combination flotation and acid vat leach facility sized at 850 tons per day, built to process OK intrusion-hosted ores as well as skarn ores from the Cortex property.  Production from the entire district is reported as 22,300 tons of copper contained in 2,010,000 tons of ore grading 1.59% copper.

The property lay idle until the early 1990s, when Cortex acquired the Hidden Treasure Mine and deposit, Maria mine and deposit, Copper Ranch deposit, and surrounding ground.  Cortex conducted confirmation drilling on the Copper Ranch deposit and did extensive sampling and metallurgical test work on the Maria deposit.  The copper appears to be acid leachable in the Maria ores.  Cortex agreed in late 1997 to sell the property to Nevada Star.

The OK properties lay idle until the early 1990's when Centurion acquired the OK Mine and surrounding ground and conducted confirmation drilling on the OK mine.  The program also drilled eastward along trend defining additional copper mineralization in the vicinity of the Mary I mine about one mile to the east.  Centurion optioned the property to the Company in late 1997.

Geology

Much of the geologic work and geologic interpretations done in the district were conducted by Peter Joraleman in the 1970's and reported in Copper Resources of the Rocky District, Beaver County, Utah, 1980, prepared for the Toledo Mining company.  Much of the discussion given below is from his report and augmented by more recent data compiled by the Company and Mine Development Associates (“MDA”) based in Reno, Nevada.

The Milford district lies within an east-trending belt of altered granite to diorite intrusives.  Mineralization is dated at Cretaceous through late Tertiary.  Regional controls on mineralization are thought to be deep-seated crustal structures.  The area is on the eastern leading edge of the Late Mesozoic to Early Tertiary Sevier thrust system with the mountains comprising the hanging wall of the eastern Mineral Mountains complex.  The Mineral Mountains complex consists of a thick succession of Paleozoic through mid-Mesozoic carbonate and clastic rocks.  Geology of the Milford district is structurally complex, as it has been subjected to compression and later extension from Mesozoic through the Tertiary.

Oligocene volcanic rocks consisting of andesite flows and pyroclastic rocks were extruded over much of the area, and these rocks were then intruded by a series of Oligocene rocks related to the Mineral Mountain batholith.

The Southern corner of the project is underlain by a fine to medium-grained granodiorite stock composed of plagioclase, quartz, and biotite with minor orthoclase, hornblende, and magnetite.  There are also small outcrops of quartz monzonite of the Rocky Mountain Stock.

To the north and northeast of the OK mine, there are several altered porphyritic dikes which contain abundant magnetite and chalcopyrite within a zone of disseminated and vein-controlled mineralization.  Two small outcrops of quartz monzonite occur west of the OK within the volcanic rocks.

Mineral Deposit Descriptions

Copper deposits in the Milford district occur as four distinct types:

Type 1 copper deposits occur in pipe-shaped deposits entirely contained in silicified quartz monzonite or granodiorite; the best example of this is the OK deposit.  Nearby on trend is the Mary I deposit which is similar though less silicified.  Chalcopyrite and bornite occur with minor molybdenite.  About 75% of the sulfide minerals have been oxidized to tenorite, chrysocolla, malachite and azurite.  Gold and silver are present, but are not of economic significance when acid leaching is used to recover the copper.

The OK deposit has been explored with nearly 200 holes drilled by several operators from 1964 until 1997. The OK deposit is approximately 1,200 ft. long, averages 100 ft. wide, and has been delineated by drilling to a depth of up to 500 ft.  Preliminary pit designs by the Company take the pit to a depth of 400 ft.

The Mary I deposit has been explored with approximately 50 drill holes.  The deposit, as presently defined, is 600 ft. long, 150 ft. wide and has been delineated by drilling to a depth of 150 ft.

These deposits have been delineated on approximately 100 ft. spacing or closer though they have  not been completely drilled out.

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

Type 4 deposits, which are of no apparent economic importance, are iron deposits consisting of magnetite skarn with no associated copper.

Feasibility Study

In 1998, the Company commissioned a feasibility study to evaluate the Company’s properties in the Milford District.  Three independent engineering companies evaluated the property.  The Company spent approximately $800,000 on the studies including data confirmation, ore reserve calculation, pit design, metallurgical test work, engineering studies and capital cost estimation.  The feasibility study concluded that “open pit mining, acid leaching and solvent extraction-electrowinning can produce LME grade A cathode copper at the property and provide positive economic returns at sale prices above $0.75 per pound copper.

Terms of Acquisition

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah. Consideration was the issuance of two million shares of Common Stock of the Company over five years, which shares have been issued.  The Vendor also retains a 12% net profits interest to apply to all copper production coming from any claims.  Deferred exploration and development expenditures of $2,180,055 have been incurred to date by the Company on the property. A finder's fee of 150,000 shares at a deemed price of $0.65 per share was paid in Fiscal 1998.

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah.  Consideration is 2 million shares of Common Stock of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued December 21, 2000) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production.  The Vendor also retains a 2% net smelter return royalty which will not exceed US $3 million in aggregate. Total royalties on any production will not exceed 4%. The Company also granted Cortex one million warrants for the Company's shares of Common Stock exercisable at U.S. $1.00 per share, which have since expired. A finder's fee of 75,000 shares at a price of $0.65 CDN each was paid in Fiscal 1998.

Option Agreement

On January 17, 2002, the Company signed an option to purchase agreement with Western Utah Copper Company (“WUCC”) of Park City, Utah granting an exclusive three-month option to WUCC to acquire all of the Company’s mining claims located in Beaver County, Utah.  On April 12, 2002, WUCC notified the Company that it was exercising its right to extend the option term on the Milford District Property for an additional two months by payment to the Company of 35% of the documented holding costs during the first three months of the option, or US $4,163.    At August 31, 2002, the option has expired however WUCC has expressed an interest in continuing in the project and the Company has expressed its willingness to renegotiate the agreement.

GOLD HILL

The Gold Hill Property is located six miles north of the Round Mountain Gold Mine, about 48 miles northeast of Tonopah, Nevada. The Round Mountain Mine is presently producing 750,000 ounces of gold per year and has a reserve of approximately four million ounces.

The Gold Hill Property consists of 104 unpatented claims (3 placer and 101 lode) of which 53 were optioned from Mr. Buzz Manley of Beatty, Nevada in April, 1995.  Fifty-four claims were staked by the Company but are presently held under a different name.  Since that time, the Company has been accumulating data, reviewing the data and geology, and has performed a resource and reserve analysis on the Gold Hill gold deposit.  The object of the work was to define the needs of the project for the next phase of exploration.

History

Production in the 1930’s showed a sharp increase in the Round Mountain district, principally reflecting production from the Gold Hill Mine.  There was also some sporadic production between 1950 and 1964.  Total production at Gold Hill was $987,000 at $35 per ounce or about 28,000 ounces.  Others report production of over 34,000 ounces of gold and 200,000 ounces of silver.  Grades are estimated to have been about 0.3 oz Au/ton.  All of this production came from the Gold Hill vein and to a lesser extent, associated veins.

Gold Hill is currently under lease by the Round Mountain Gold Company (“RMGC”), a joint venture of Echo Bay Mining and Barrick Gold Corporation.  They have conducted extensive exploration including surface mapping, geochemistry (rock, soil vegetation), geophysics (resistivity, gravity, and IP), and a structural evaluation.  Their work has culminated in drilling, metallurgical test work, and a pre-feasibility study including a resource and reserve evaluation that is currently underway.

Geology

The host rock at Gold Hill includes densely welded rhyolite tuff of the Mount Jefferson Caldera.  The Mount Jefferson tuff lies over the Moores Creek tuff which in turn lies over the Round Mountain tuff, the host of the Round Mountain mine.  These Tertiary volcanic rocks overlie a volcanic mega-breccia that, in turn, overlies Paleozoic metasediments.  The Mount Jefferson Tuff has been divided by previous workers (principally L. McMasters of Homestake) into the upper gray tuff and maroon upper tuff.  There also exist quartz latite dikes, a crystal tuff which may be a part of the Mount Jefferson tuff, lithic tuffs, waterlain tuff and Tertiary conglomerates.  Though these units were mapped by McMasters, they were not evident in the percussion or core drill log s.  MDA feels that if the resource is to be well-defined, these units must be distinguished and separated for recognition of the structure in the areas.  The youngest rock in the area is Quaternary-Tertiary pediments.  These units are generally composed of cobbles of the younger maroon tuff and are always completely barren.

The alteration in the area ranges from non-existent to propylitic to argillic to advanced argillic to silicified.  It appears that the gold mineralization is related to both quartz veining in argillized rock and silicification.  The principal feature in the area is the Gold Hill vein and its sub-parallel veins. These all strike N75°W and dip variably, but steeply.  In general, the veins dip southerly near the surface but dip back to the north at depth.  These veins are banded quartz, but can also be composed of crushed quartz and rhyolite.  They branch and coalesce and where two periods of veining intersect, higher-grade pods generally exist.  The two periods of quartz mineralization are younger, grayer, dense and banded chalcedonic quartz which contains gold of generally higher grades.  The Silver vein, part of the later mineralization, is lower-grade, dips steeply to the north at the surface and intersects the Gold Hill vein at about 300 to 400 ft in depth.  Where these veins intersect they produce high-grades of gold and silver.  The entire zone is up to 400 ft wide and is 1,500 ft long, extending from beyond the range front fault on the west (where it remains open)  to near Toquima shaft on the east.  The mineralization extends to the west of the range front fault where one hole hit approximately 80 ft of about 0.11 Au/ton.

The Structure of the area is difficult to define due to the lack of distinct lithologic units.  Aside from the prominent N75°W mineralized structure there are north-trending basin and range faults that drop the stratigraphy to the west.  The general dip of the units is difficult to determine but McMaster (oral comm., 1995) claims that they dip westerly.  Mineralization which is apparently stratigraphically-controlled suggests a southwest dip.  Previous workers have recognized two styles of mineralization; near vertical structurally-controlled mineralization, including veining, and shallow-dipping strata-bound mineralization.

The principal mineralization is the Gold Hill and associated veins.  These were exploited starting in the 1930’s.  The vein width averages several feet and had sharp contacts with the wall rock.  In other areas, the material can best be described as a stockwork or sheeted zone filled with quartz veinlets. It is difficult to further define the mineralization with the available information, though it is believed to also be disseminated at least in part.  In several locations low-temperature banded silica was encountered which may represent at-surface deposits.  These are generally barren of precious metal mineralization.  The mineralization is found in both advance argillic rocks, as well as silicified material.

Terms of Acquisition

By an amended agreement dated February 14, 2000 between the Company and Everett L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 10½ years in annual payments on October 1 of the following years:

1997, 1998, 1999 (paid)

$

25,000

2000 (paid)

$

10,000

2001

$

 5,000

2002

$

10,000

2003

$

20,000

2004

$

50,000

2005

$

100,000

2006

$

664,000

Round Mountain Gold Corporation Lease

By an agreement dated May 2, 2000 between the Company and RMGC, the Company has leased to RMGC a certain interest in the property.  RMGC will assume the remaining payment obligations to the vendor and make the following payments (U.S. funds) to the Company:

$  40,000

upon execution of the agreement (paid)

$  10,000

on May 2, 2001 (paid)

$  25,000

on May 2, 2002 (paid)

$  50,000

on May 2, 2003

$  50,000

on May 2, 2004

$100,000

on May 2, 2005 and annually thereafter

while the agreement is in effect.

Terms of the RMGC agreement include the following:

(i)

RMGC will pay the Company $275,000 U.S. in minimum royalty payments over the next 5 years, including $40,000 U.S. immediately and thereafter will pay annual minimums of $100,000 U.S.  The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 U.S. per ounce (1% when gold prices are below $350 U.S. per ounce). Royalty payments are capped at $10 million U.S.

(ii)

RMGC will expend $1 million U.S. on exploration, including $100,000 U.S. in each of the first 2 years, and accelerated annual expenditures thereafter.

(iii)

RMGC has the exclusive option to purchase the Gold Hill properties at any time while the agreement is in effect.

(iv)

The agreement will be in effect for 10 years and can be extended for further 10-year terms.

Exploration Activity

Exploration by RMGC was initiated in April 2000 with work consisting of a soil and rock chip sampling program, geologic mapping, data compilation and re-logging and assaying the Company’s drill holes.  Open unsafe mine workings were fenced to protect the public.

RMGC began drilling in June 2000 and completed 17 reverse circulation holes on the Gold Hill property in the first year of the Nevada Star agreement (15 on the Company’s property, 2 on property directly controlled by TMGC).  Total project footage to date (April 30, 2001) is 29,088 feet (26,023 feet the Company, 3,065 feet RMGC).

During the period May 1 2001 to April 30 2002, RMGC completed a total of 62 reverse circulation drill holes and 6 diamond core holes.    Additional geologic mapping and soil and rock geochemical surveys were completed during the period.

RMGC is now in the process of completing a preliminary feasibility study.  If the results of the study are positive, a formal feasibility study will be undertaken in the new year.

Permitting & Environmental

All drilling to date has been conducted under a Notice of Intent filed with the Tonopah Field Office of the Bureau of Land Management.  All areas of surface disturbance (drill sites, sumps, and access roads) have been re-contoured and seeded as each phase of drilling has been completed.

MAN NI-CU-PGE PROJECT, ALASKA

On January 9, 2002, the Company entered into a Share Purchase and Sale Agreement with the shareholders of M.A.N. Resources Inc. (“MAN”) to acquire 100% of the issued and outstanding share capital of MAN (see “Terms of Acquisition” below).  The Share Purchase and Sale Agreement was ratified by the shareholders at the Company’s annual general and special meeting on May 15, 2002.

MAN holds a 100% interest in and to the MAN Ni-Cu-PGE Project (the “Property”) located 265 kilometers (165 miles) south-southeast of Fairbanks, Alaska on the southern flank of the central Alaska Range.  The project area, which is easily accessible from the Richardson and Denali Highways, covers an area of approximately 75,000 acres (117 sq. miles) and consists of:

o

409 Federal claims (11,000 acres or 17.2 square miles);

o

391 State claims (15,560 acres or 24.3 square miles);

o

1,159 State-selected claims (46,400 acres or 72.5 square miles); and

o

11 State-selected prospecting sites.

Most of the Project claims were staked by MAN and are contained within two large claim blocks, the Dunite Hill (southern) and Eureka Creek (northern) and smaller irregular blocks around Fish Lake (~300 claims) within the Mt. Hayes A-4, A-5, B-4 and B-5 30-minute quadrangles

Platinum Group Metals

Platinum group metals (“PGM’s”)comprise six closely related metals, platinum, palladium, rhodium, iridium and osmium, which commonly occur together in nature and are among the scarcest of the metallic elements.  The PGM’s hold a unique position in the world economy for industrial and environmental applications.  Along with gold and silver, they are known as precious or noble metals due to their relative stability.  The PGM’s occur as native alloys in placer (alluvial) deposits, or more commonly, in lode (hard rock) deposits associated with nickel and copper.  Nearly all of the world’s supply of these metals is extracted from lode deposits in four countries, including the Republic of South Africa and Russia with 90% of the world’s production and Canada and the United States producing about 8%.

PGM’s are critical to a number of industries because of their extraordinary physical and chemical properties, the most important of which are their attributes for catalysis.  Since the mid-1970’s and continuing today, automotive manufacturers use increasing numbers of catalytic converters containing platinum or platinum-rhodium alloys to reduce polluting automobile emissions.  In addition, the chemical and petroleum-refining industries rely upon platinum group metals catalysis to produce a wide variety of chemical and petroleum products.  The jewelry, glass, electronic, pharmaceutical, dental and investment sectors constitute other large consumers of platinum group metals. A potential large future market is in fuel cells, where PGM’s are critical components.

Location

The Richardson Highway and the parallel Trans-Alaska Pipeline flank the project area to the east.  The Denali Highway lies along the southern border of the southern Dunite Hill area.  Anchorage lies 240 miles to the southwest and Fairbanks is 160 miles to the northwest along the Richardson highway. The MacLaren Glacier and River form the west side of the project area.  Supplies are available in Delta Junction and Glennallen, approximately 60 miles to the north and south of the project area respectively. The nearest community is the hamlet of Paxson, which is situated at the junction of the Denali and Richardson highways.

Old and poorly maintained trails occur in the project area, but many are only accessible after the snow melts and glacial runoff subsides in late summer. The Youst trail and West Fork Rainy Creek trail have been used to access the placer mines in Rainy Creek and Broxson Gulch.  Fixed-wing aircraft can access the area via a local gravel airstrip located at Broxson Gulch, whereas float-equipped aircraft can land on a few of the larger lakes, such as Fish Lake, and Sevenmile Lake.  Helicopters offer the best means of accessing remote parts of the project area.  Snowmobiles and ATVs can also be used to access the less-rugged areas.  Several lodges on the Richardson and Denali Highways or the Broxson Gulch placer mining camp can be used as bases for fieldwork.

The Richardson and the Denali Highways are only 15 miles from the most remote part of the properties.  Power lines, fibre-optic cable and the Alaska Pipeline parallel the Richardson Highway.  The property is 200 miles north of the deep-water port at Valdez.  A railhead 100 miles to the west along the Denali Highway connects Cantwell to the deep-water port at Seward, 236 miles to the south.

Physiography

The project area is on the interior edge of the Pacific Mountain System.  The area is subject to elevation-controlled climate, where central Alaska Range mountains and alpine valleys are typically glaciated, windy and frequently cloudy.  In contrast, piedmont valleys on the south-side of the Alaska Range have a more subdued topography and contain some vegetation.  Extended summer daylight hours occur from approximately the beginning of June to the end of August.  Approximate mean high and low temperatures are 80ºF and 55ºF in July, and 14ºF and -22ºF in January.  Average precipitation varies between 4 inches in April to 20 inches in August.

The terrain is moderately rugged and tundra-covered.  Elevation varies from 3,000 to 6,000 ft. above sea level.  Snowfields and glaciers cover higher elevations.  Sediment-laden rivers drain from the glaciers into the piedmont valleys, and eventually into the Delta River.  Conifers are sparse and confined to the banks of larger rivers, such as the Delta River.  Smaller vegetation, including alders, heath, grasses, moss and lichen, is more abundant but is also restricted to wetter piedmont valleys.  Apart from bedrock, rubble and scree, glacial moraine or glacio-fluvial deposits cover the land surface.  In addition to minor overbank or floodplain soil, there are only very thin, incipient soils in vegetated lowland areas.

Property Geology

The south flank of the Central Alaska Range, including the MAN project area, is underlain by Wrangellia Terrane, which accreted to ancestral North America in the late Cretaceous.  Wrangellia is composed of a rifted Paleozoic arc overlain by Triassic flood basalt that extends over 1,500 miles. Portions of Wrangellia can be found along the North American Pacific margin from Oregon to Alaska.  The Denali Fault bounds Wrangellia to the north and east, abutting it with the Devonian Yukon-Tanana Terrane.  In the area of Eureka Creek, a wedge of Mesozoic MacLaren Terrane lies between Wrangellia and the Denali Fault.

The Yukon-Tanana Terrane north of the Denali Fault is composed primarily of deformed and metamorphosed Devonian to Carboniferous igneous rocks that formed an island-arc along a continental margin.  The Wrangellia and MacLaren Terranes are of more immediate concern since they comprise the project area.  Part of the MacLaren Terrane, between the Meteor Peak and Broxson Gulch thrust faults, consists of pre-late Jurassic, metamorphosed sedimentary and volcanic rocks referred to as the MacLaren metamorphic belt.  Regional metamorphism increases from low-grade in the south to high-grade in the north, and the rocks are highly tectonized throughout.

Wrangellia is interpreted to be a late-Paleozoic island-arc which underwent rifting during the Triassic, forming the overlying flood-basalt package and related intrusions. Wrangellia consists of time-equivalent Tangle and Slana River Subterranes formed and amalgamated near the Triassic equator (15° N) prior to accretion to North America.  The Tangle Subterrane is a thick sequence (+15,000 ft.) of Triassic Nikolai submarine and subaerial basalt flows deposited unconformably on upper Paleozoic aquagene tuff, limestone, chert and andesitic volcanic rocks.  The Slana River Subterrane is a sequence of upper Paleozoic andesite and dacite overlain by marine limestone, argillaceous chert, tuff and Nikolai basalt.  Gabbroic intrusions are common and interpreted to be cogenetic with the Nikolai basalt.  Layered ultramafic complexes and dismembered ultramafic intrusions occur within the Slana River Subterrane and along major deep-seated faults within both subterranes.

Compressional tectonics has affected Wrangellia with increasing intensity northward to the Denali Fault, a major crustal suture and tectono-stratigraphic boundary that extends from southeast Alaska to the Bering Sea.  Over 250 miles of right-lateral movement and substantial vertical movement occurred along the Denali Fault, which remains active to the present.  A regional seismic transect through the Nikolai area indicates that the crust is considerably thicker on the south side of the Denali Fault.  Other major subsidiary faults include the Broxson Gulch Fault (which juxtaposes the MacLaren and Wrangellia Terranes) and the Eureka Creek Fault, which separates the Slana River and Tangle Subterranes.  Wrangellia has undergone greenschist facies metamorphism, with local amphibolite facies near the Denali and Broxson Gulch faults.

Wrangellia lithologies are described in ascending stratigraphic order.  The description of the geology in the project area is based on previous work by government and Company geologists.

Tetelna Volcanics and Slana Spur Formation

The Tetelna volcanics consist of andesite to dacite flows with subordinate basalt, and pyroclastics, sandstone and limestone interbeds.  These pass upsection into the Slana Spur Formation, a volcaniclastic sandstone-dominated sequence with subordinate conglomerate, volcanic flows and limestone interbeds.  In the northeastern corner of the project area, a thick agglomerate and tuff unit (Richardson Highway pyroclastics) occurs above the Tetelna volcanics. The Tetelna volcanics and Slana Spur Formation are exposed in the northern part of the project area between the Broxson Gulch thrust fault and Permian Eagle Creek Formation.

Tangle Lakes Formation

A sequence of sedimentary and pyroclastic rocks to tuffaceous sedimentary rocks of the Tangle Lake Formation underlies the Nikolai Group volcanics in the Amphitheater Mountains.

Nikolai Group

The Nikolai Group includes the Paxson Mountain basalt, Tangle Lakes Formation sediments and the Boulder Creek volcanics, mafic to ultramafic intrusions and minor argillaceous sedimentary rocks. Dunitic to gabbroic intrusions in the project area are considered to be coeval and cogenetic with the Nikolai Group volcanics and, consequently, are included in the Nikolai Group.  In other areas, fossils from sedimentary rocks intercalated with basalt flows, and radiometric dating, indicate that the Nikolai Group is Triassic in age.  Although faulting and folding has produced deformed and isolated sections of the Nikolai Group, the total thickness of the Nikolai Group is estimated to be over 15,000 feet.

Generally, the Nikolai Group volcanic rocks consist of dark grey, green or maroon, tholeiitic basalt flows, with rare picritic intervals.  Andesite was not observed within the Nikolai Group volcanic rocks.  However, olivine basalt was found in the Rainy Mountain area.  Flow units are up to 16.5 feet thick, with 3 ft- to 6.5 ft-thick amygdaloidal flow tops.  Minor intercalated sulfidic greywacke/argillite occurs towards the base of the Nikolai Group.  The basalt may be massive or pillowed, columnar jointed and amygdaloidal.  Amygdule minerals include quartz, chlorite, epidote or a zeolite.  The basalt has been effected by very low- to low-grade metamorphism (prehnite-pumpellyite to chlorite-actinolite stable), network microfracturing and epidote alteration.

The Nikolai Group intrusions consist of cumulate-textured dunite, peridotite and clinopyroxenite layered intrusions with subordinate marginal gabbro (ultramafic-mafic intrusions), and gabbro intrusions.  The ultramafic-mafic intrusions characteristically weather to an orange-brown color, are generally serpentinized in tectonized zones, and may contain chromitiferous magnetite, chromite and/or disseminated sulfides.  The Fish Lake, Dunite Hill, and Rainy intrusions are from 10 to 25 miles in length by 2,000 ft. to over 7,000 ft. in thickness.  Other intrusions typically average fifty to one-thousand feet in thickness. The airborne magnetic survey suggests feeder-like connections between the complexes, which have intruded at different stratigraphic levels.  Lithochemistry indicates that they could have been derived from a common magma source.  The ultramafic-mafic Nikolai Group intrusions are the focus of MAN’s exploration program because Ni-Cu-PGE mineralization has been found in and adjacent to the Triassic intrusions which are coeval with the Nikolai Group basalt.

The gabbroic intrusions are typically massive and ophitic textured, and commonly occur juxtaposed with the ultramafic-mafic intrusions, and, in some places, may constitute the marginal phase to an ultramafic-mafic intrusion.  Some gabbro intrusions are slightly younger than the ultramafic-mafic intrusions. These younger gabbro intrusions are adjacent to (intrude?) the Nikolai Group basalts, have ‘fresher’ mineralogy than the Nikolai Group gabbro, and commonly contain magnetite, large clinopyroxene phenocrysts, and are granophyric. Northwest-trending (302° to 360°) gabbroic dykes dissect the basalt sequence in the Amphitheater Mountains and are likely part of the younger gabbro intrusive suite.

In general, the upper, volcanic part of the Nikolai Group is well exposed in the Amphitheater Mountains area; whereas in the northern Eureka Creek project area, few volcanics occur and more Nikolai Group intrusions are present hosted by the Slana Spur-Tetelna volcanics.  Increased thrusting in the north no doubt causes this and also exposes lower stratigraphic levels.  In the Amphitheater Mountains the Nikolai Group and underlying sedimentary-volcanic rocks appear to be folded about the west-trending, and plunging, Amphitheater Synform.  This sequence thins to the east of Tangle Lakes, where more Nikolai Group ultramafic-mafic intrusions are exposed.  Coincident with the exposed intrusions east of Tangle Lakes is an area of increased magnetism (>5500 gamma).  The strongest aeromagnetic anomalies (>7000 gamma) correlate well with the exposed intrusions.

There is only one exception to the predictable geology found across the MAN Ni-Cu-PGE Project area.  Approximately two miles east of the toe of the Eureka Glacier, in Landslide Creek is a sub circular area, hundreds of feet in diameter, containing unique exposures of a dunitic breccia. The boulder- to pebble-size breccia fragments are predominantly dunite to feldspathic peridotite in composition.  The poorly sorted fragments lie in fractured, serpentine- and talc-rich, sand to silt matrix.   Yard-sized areas of well-sorted, imbricate fragments are also present. Although originally mapped as a Quaternary landslide, there are large areas of intact dunitic breccia suggesting that it may be in-situ and older.  The distribution and composition of the breccia suggests that it may be a magmatic ingression breccia (diatreme) and part of the Triassic Nikolai Group igneous suite, partly disrupted by a more recent landslide.

Cretaceous-Tertiary Intrusions

Cretaceous-Tertiary plutons intrude the Slana Spur Formation and the intrusive and extrusive components of the Nikolai Group, particularly in the northwestern part of the overall project area.  The Cretaceous- to Tertiary-age plutons range in composition from granodiorite to diorite to quartz monzonite.  The intrusions are moderately to intensely fractured and sheared.  In the most northwesterly project area, the north-dipping Broxson Gulch thrust fault transposed a quartz monzonite intrusion atop Nikolai Group volcanic rocks.  Commonly, the intrusive mineralogy is retrogressively altered to sericite, chlorite and epidote.  In the Amphitheater Mountains, hornblende-porphyry dacitic dikes intrude the Nikolai Group volcanics.

Gakona Formation

Small, scattered exposures of poorly consolidated Gakona Formation conglomerate and sandstone occur in the northwestern part of the project area.  Flat-lying, thinning-upward sequences, containing coaly sandstone ending in siltstone, contain probable Oligocene-age fossils.  In the same area and at the same stratigraphic level, fewer, small exposures of Tertiary olivine basalt occur.

Property History

The following provides a brief history of mineral exploration and geological and geophysical studies that have contributed to the current understanding of the geology and mineral potential of the MAN Project area:

1903-50:  Initial discoveries in the area included placer gold and lode copper..

1950-88:  Initial exploration in the area for nickel. Government surveys through the area with regional mapping and aeromagnetic surveys, examination of nickel occurrences..

1989-2001: Examination of nickel and PGE potential by junior and major mining companies. Limited placer mining on Rainy Creek.

2001-Present: Major study of mineral potential of Delta Mining District by BLM including joint ground and airborne investigations of the MAN Project area by the BLM and USGS.

Exploration Activity

Beginning in 1995, exploration on Eureka Creek Project for Pacific Rainier Inc. (“PRI”) commenced with claim staking and purchase of the Broxson Gulch gold placer properties (INCA claims). By the end of 1996 PRI had acquired over 81,000 acres. In 1997 Tullaree Resources Ltd. joint- ventured the project with PRI and staked hundreds more claims in the project area, covering most of the ultramafic/mafic complexes not already staked by ACNC, PRI, or NRE.  In 1998, MAN was formed to explore the properties acquired PRI and the Company.  In July 2002 MAN was acquired by the Company. The following provides a summary of the exploration work carried out since 1997:

1997: Exploration consisted of reconnaissance prospecting and geologic orientation focused in the Eureka Creek area.  A minor amount of geologic mapping and rock and stream sediment sampling was conducted along with the prospecting.  A total of 453 rock samples and 28 stream sediment samples were collected.  The 1997 program confirmed the existence of olivine-rich mafic to ultramafic intrusions hosted in sulphide-bearing sedimentary volcanic rocks.  Of particular interest was the confirmation of magmatic sulfide mineralization found in grab samples from the Nikolai Group intrusions.

1998: Exploration in 1998 consisted of collecting stratigraphic profiles through the Nikolai Group basalt to detect PGE depletion.  Reconnaissance prospecting, mapping and sampling was also conducted in a limited degree.  Most of the work was focused in the Dunite Hill area in an effort to confirm the existence of a large, mafic-ultramafic body indicated by regional aeromagnetics but covered by a thin overburden of glacial till and valley sediment.    Later in the season a ground-based magnetic survey was conducted over a prospective area near Dunite Hill.  Although no significant mineralization was found, the magnetic survey confirmed the existence of a large mafic-ultramafic body and the need for an extensive airborne geophysical survey.

1999: Based on the 1997 and 1998 exploration, the 1999 field season focused activity on the eastern half of the Amphitheater Mountains.  A short program of mapping and sampling was carried out in conjunction with an airborne geophysical program. From mid-June to early-July 1999, mapping and sampling in the eastern half of the Amphitheater Mountains was carried out.  Much of the exposed geology from Landmark Gap Lake to Fourteenmile Lake was mapped and prospected.  An additional four profiles were also sampled through the Nikolai Group basalt to determine the extent of Pt and Pd depletion.  From the systematic sampling of the Nikolai Group basalt, it was found that the basal 500 to 600 m of the basalt contains more sulfur and nickel than the overlying basalt but shows extreme depletion in Pt and Pd at the base of the lava flows.

In June and July of 1999, Meridian Geosciences Ltd. of Vancouver, Canada completed a helicopter supported magnetic-electromagnetic (Mag-EM) geophysical survey over the Eureka Creek and Dunite Hill areas. The Dunite Hill area was flown on 100-meter spaced north-south flight lines recovering approximately 1,290 line-km of data.  The Eureka Creek area was flown on 200-meter spaced north-south lines recovering approximately 990 line-miles of data.  Positive magnetic responses over the mafic-ultramafic bodies delineated very large areas of previously unknown mafic-ultramafic occurrences.  Electromagnetic data from the survey also identified areas of greater conductivity and numerous discrete conductors within the intrusive complex. The high resolution Hummingbird Mag-EM system used on the survey is able to discriminate between conductors related to magnetite and sulfides.

2000: The 2000 field work consisted of geochemical sampling, mapping and rock chip sampling over prospective areas identified by the 1999 geophysical survey.  A regional stream sediment survey was also conducted with the assistance of Peter Friske of the Geological Survey of Canada.  A broad-spaced selective extraction geochemical survey using Mobile Metal Ion (MMI) analysis from XRAL Laboratories was conducted over portions of the Dunite Hill area to identify prospective areas covered by glacial overburden.  MMI surveys were also conducted in the Eureka Creek area over mafic-ultramafic bodies discovered by the geophysical survey.  In addition to the MMI surveys, a soil geochemistry survey was conducted over an area with a laterally extensive ultramafic body and strong EM conductors.  The stream sediment survey consisted of 45 heavy mineral concentrate samples and 80 stream silt samples.  The MMI surveys consisted of 1006 samples taken at various spacings depending on the geology of the area.  In the Eureka Creek area, 209 soil samples were taken over an area underlain by ultramafic rocks with favorable geology and geophysical expressions.

2001: The 2001 field season exploration focused principally on the Eureka Creek project area. The work completed consisted of mapping, prospecting and sampling of the margins of the mafic-ultramafic complexes.  Peter Friske of the Geological Survey of Canada completed in-fill sampling and anomaly follow-up of the 2000 regional stream sampling survey.

2002: Mapping, prospecting and geochemical sampling was completed over the a number of targets in the MAN Project area, including Canwell, East Rainy, Gezzi, Specimen Creek, Broxson Gulch and Bird’s Beak. Additionally, three-dimensional modeling of the Hummingbird magnetic data from the Dunite Hill area, combined with geophysical results from the USGS and BLM, has resulted in a more comprehensive interpretation of the geology and mineral potential of this high priority target area. Results of this program are discussed for each individual area below under Exploration Results.

Terms of Acquisition

On June 21, 2002, the TSX Venture Exchange accepted for filing the Share Purchase and Sale Agreement for the acquisition of MAN.  On July 3, 2002, the Company acquired M.A.N. Resources, Inc. (“MAN”), a private company controlled by Monty Moore, Chairman and Director of the Company, and Robert Angrisano, Director of the Company.  MAN was incorporated on August 25, 1998 pursuant to the laws of the State of Washington, U.S.A.  Its business was the exploration and development of mineral properties.  On July 3, 2002, an aggregate of 15,600,000 shares of Common Stock were issued at a deemed price of $0.10 per share to the shareholders of MAN as consideration for all of the issued shares of MAN.  In addition, two convertible debentures were issued for the aggregate amount of US $842,334 (CDN $1,289,259).  The debentures, which earn interest at 5% per annum, may be converted into an aggregate maximum of 9,400,000 shares of Common Stock at $0.142 per share in years 1-3, $0.192 per share in year 4 and $0.242 per share in year 5.  Of the 15,600,000 shares issued, 10,615,640 shares issued to Monty Moore, Chairman and 3,033,040 shares issued to Robert Angrisano are held in escrow and will be subject to the release terms of a TSX Venture Exchange Tier 2 Surplus Security Escrow Agreement (6 years).  The escrow term may be reduced to that of a Tier 2 Value Security Escrow Agreement (3 years) upon the Company receiving a positive recommendation to proceed with a proposed second phase work program and raising sufficient funds to conduct the work program.  Should the debentures be converted into shares of Common Stock, those shares would be subject to the same escrow terms.  MAN is now a wholly owned subsidiary of the Company.

CANWELL GLACIER PROPERTY

Location and Access

The Canwell Glacier property is located in the Alaska Range approximately 165 miles southeast of Fairbanks.  The property is located east of Canwell Glacier near the Richardson Highway where the Delta River cuts through the Alaska Range in Isabella Pass.  The Property consists of 44 Alaska state claims which cover a total of 1760 acres.  Access to the property is most easily obtained by helicopter, but can also be obtained by hiking the eastern lateral moraine of Canwell Glacier.

Property History

Two small high-grade nickel occurrences have been documented in the Canwell Glacier area for several years.  The Emerick Lode was discovered in the early 1950s and the Glacier Lake showing was discovered in 1962.  In 1971 the state of Alaska flew a wide-spaced fixed-wing aeromagnetic survey of the area.  The magnetic data suggested that a large mafic or ultramafic body lay to the south of the Alaska Range.  By 1977 reconnaissance geologic mapping confirmed this theory.  In 1992, American Copper & Nickel Company, Inc. (ACNC), the US subsidiary of INCO began investigating the area.  During 1992 and 1993, ACNC conducted geologic reconnaissance, prospecting, and lithogeochemical stratigraphic sampling in the area.  ACNC geologists recognized that the ultramafic rocks which hosted mineralization in the area might be cogenetic with the Nikolai flood basalts.  This setting was recognized as being analogous to the Noril'sk Ni-Cu-PGE deposits in Siberia.

During 2002, the Company completed a program of colluvium sampling at the base of talus slopes, rock and chip sampling of known and new exposures of mineralization and 291 m of drilling in 7 holes. Due to the broken and altered ground conditions, the small portable drill was not successful in testing the key targets.

Geology and Mineralization

The Canwell mafic-ultramafic complex is approximately 3.5 miles long and 2,400 ft. thick.  It has a dunite core and grades out into peridotite and gabbro margins.  Disseminated and massive sulphides hosted in gabbros, peridotites and dunites are found at Canwell Glacier.  Several significant mineralized showings have been found at Canwell Glacier.  The most important to date are:  Canwell Central Ridge (up to 13.68% Ni, 2.9% Cu, 0.147 opt Au, 0.59 opt Pt and 0.256 opt Pd), Canwell Glacier (up to 6.9% Ni, 2.3% Cu, 0.1% Co, 3.5 g/t Pt and 2.6 g/t Pd), Canwell Ridge (up to 8.5% Ni, 0.8% Cu, 0.2% Co, 1.9 g/t Pt and 3.1 g/t Pd), and Lower Canwell (up to 4.4% Ni, 1.2% Cu, 2.5 g/t Pt and 2.4 g/t Pd).  The Odie prospect, a small magnetite rich pod showed some of the strongest PGE mineralization in the area with values up to 15.6 g/t Pt, 2.6 g/t Pd, 0.9% Ni, and 0.3% Cu.

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

Terms of Acquisition

On August 22, 2001, the Company signed a letter of intent with Fort Knox Gold Resources Inc. to acquire an undivided 60% interest in the Canwell Glacier property. In return for this interest, the Company agreed to issue 200,000 shares of the Company to Fort Knox, and to expend $600,000 on exploration. Pursuant to the terms of the letter of intent, 50,000 shares of Common Stock were issued to Fort Knox on January 16, 2002 and U.S. $100,000 is to be expended by January 11, 2003. As of the date of this 10-KSB, the Company has satisfied its work requirement for 2002.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Common Stock of the Company is traded on the TSX Venture Exchange under the symbol “NEV” and on the NASDAQ Over the Counter Bulletin Board Service under the symbol “NVSRF”. The following table sets forth the high and low sales prices for the Common Stock for each quarter within the last two fiscal years.  The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on December 10, 2002 was $0.6405.

TSX High

TSX Low

OTC-BB High

OTC-BB Low

Period

CDN$

CDN$

US$

US$

Year ended Aug.31, 2002

Fourth Quarter

  $0.33

  $0.19

   $0.20

   $0.12

Third Quarter

  $0.23

  $0.14

   $0.14

   $0.06

Second Quarter

  $0.25

  $0.04

   $0.125

   $0.06

First Quarter

  $0.15

  $0.05

   $0.05

   $0.05

Year ended Aug. 31, 2001

Fourth Quarter

  $0.08

  $0.06

   $0.07

   $0.035

Third Quarter

  $0.09

  $0.04

   $0.07

   $0.01

Second Quarter

  $0.12

  $0.06

   $0.05

   $0.05

First Quarter

  $0.12

  $0.05

   $0.075

   $0.03

The source of this information is Stockwatch.com.  These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)

Holders

There are 199 registered holders of the Company’s common equity at December 2, 2002.

(c)

Dividends

The Company has not paid any dividends since incorporation and it has no plans to pay dividends for some time.  The directors of the Company will determine if and when dividends should be declared and paid in the future based on the Company’s financial position at the relevant time.  All of the shares of Common Stock are entitled to an equal share of any dividends declared and paid.

(d)

Recent Sales of Unregistered Securities

During the year ended August 31, 2002, the Company sold the following equity securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(i)

On January 16, 2002, the Company issued 50,000 shares of its Common Stock at a deemed price of $0.10 per share to Fort Knox Gold Resources Inc. for the acquisition of the Canwell Glacier property, Alaska.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(ii)

On January 16, 2002, the Company issued 6,000,000 shares of its Common Stock at a deemed price of $0.10 per share to Kevin Weaver, a former director of the Company, pursuant to the terms of a debt settlement.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(iii)

On February 25, 2002, the Company issued 258,700 units at a price of $0.15 per unit to 13 non U.S. residents pursuant to a private placement.  Each unit consisted of one share of Common Stock and one share purchase warrant exercisable at a price of $0.25 in the first year and $0.50 in the second year.  These units were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(iv)

On March 20, 2002, the Company issued 200,000 shares of its Common Stock at a price of $0.10 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(v)

On March 22, 2002, the Company issued 250,000 shares of its Common Stock at a price of $0.10 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(vi)

On March 28, 2002, the Company issued 1,290,484 units at a price of $0.15 per unit pursuant to a private placement.  Each unit consisted of one share of Common Stock and one share purchase warrant exercisable at a price of $0.25 in the first year and $0.50 in the second year.  340,000 units issued to 9 non U.S. residents were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S and 950,484 units were issued to 11 accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act.

(vii)

On June 3, 2002, the Company issued 640,890 units at a price of $0.15 per unit pursuant to a private placement.  Each unit consisted of one share of Common Stock and one share purchase warrant exercisable at a price of $0.25 in the first year and $0.50 in the second year.  The units were issued to 27 non U.S. residents in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(viii)

On June 14, 2002, the Company issued 700,000 shares of its Common Stock at a price of $0.10 per share to Kevin Weaver, a former director of the Company, pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(ix)

On June 20, 2002, the Company issued 1,154,736 units at a price of $0.15 per share pursuant to a private placement.  Each unit consisted of one share of Common Stock and one share purchase warrant exercisable at a price of $0.25 in the first year and $0.50 in the second year.  463,333 units were issued to 5 non U.S. residents in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S and 691,403 units were issued to 10 accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act.

(x)

On July 3, 2002, the Company issued 15,600,000 shares of its Common Stock at a deemed price of $0.10 per share to 11 shareholders of MAN for the acquisition of MAN.  Of the 15,600,000 shares issued, 10,615,640 shares were issued to Monty Moore, Chairman and Director of the Company, and 3,033,040 shares were issued to Robert Angrisano, a director of the Company.  See “MAN Ni-Cu-PGE Project, Alaska – Terms of Acquisition” on page 21.  9,800 shares were issued to one non U.S resident in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S and 15,590,200 shares were issued to 10 accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act.

(xi)

On July 3, 2002, the Company issued two convertible debentures for the aggregate amount of US $842,334 (CDN $1,289,259) to Monty Moore, Chairman and Director of the Company, and Robert Angrisano, Director of the Company, pursuant to the acquisition of MAN.  See “MAN Ni-Cu-PGE Project, Alaska – Terms of Acquisition” on page 21.  The debentures, which earn interest at a rate of 5% per annum, may be converted into an aggregate maximum of 9,400,000 shares of Common Stock at $0.142 per share in years 1-3, $0.192 in year 4 and $0.242 in year 5.  The debentures were issued pursuant to Rule 506 of Regulation D of the Securities Act.

(xii)

On August 8, 2002, the Company issued 179,543 shares of its Common Stock at a deemed price of $0.1575 per share to Stuart Havenstrite, a Director of the Company, pursuant to the terms of a debt settlement.  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company is making preparations for a significant exploration campaign on its MAN Ni-Cu-PGE property in Alaska. This program will include geological, geochemical and geophysical surveys, followed by diamond drilling.  Final budgeting for this proposed program has not yet been completed.

The Company does not currently have sufficient funds to satisfy cash demands for operations for the next 12 months, including general and administrative costs and the proposed exploration program. The Company is examining two options. One would be to option all or a part of the MAN project to a major mining company who would then finance the required exploration. To that end, the Company is in discussion with a number of companies.  Alternatively, the Company is examining the feasibility of making an offshore private placement of its common stock to certain Canadian investors under a Regulation S exemption from registration under the Securities Act or to certain accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act. There can be no assurance that the Company will successfully complete this offering.

The Company anticipates that it will utilize the services of independent consultants to accomplish its maintenance and exploration programs and therefore does not anticipate that there will be a significant increase in the number of employees.

The Company does not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.  At the present time the Company has no current plans, arrangements, agreements or undertakings to acquire any additional exploration properties.

ITEM 7.

 FINANCIAL STATEMENTS

Financial Statements of the Company for the fiscal years ended August 31, 2002 and August 31, 2001 audited by Smythe Ratcliffe, Chartered Accountants are included following Part III, Item 13 in this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company’s two most recent fiscal years and any later interim periods, neither the principal accountant nor a significant subsidiary’s independent accountant on whom the principal accountant expressed reliance in its report, resigned (or declined to stand for re-election) or was dismissed.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Office with the Company

Appointed to Office

Monty Moore

66

Chairman and Director

1993

Gerald G. Carlson

56

President and Director

2002

Richard W. Graeme

59

Director

1994

Stuart Havenstrite

70

Director

1994

Robert Angrisano

47

Director

1999

Monty Moore, Chairman and Director

Mr. Moore was appointed Chairman of the Company in 2002 but previously held the position of President since 1993. Since 1971, Mr. Moore has been a private contractor from Seattle, Washington. Mr. Moore is a member of the Northwest Mining Association.

Gerald G. Carlson, P. Eng., President and Director

Dr. Carlson has been involved for over 30 years in managing mineral exploration and mining development companies. His experience has focused on precious and base metal deposits around the Pacific Rim, including western North America, Mexico, Central America, South America, Australia and Asia. This experience has included independent consulting assignments, management of major company exploration programs, junior mining companies and university level teaching. He is also President of Copper Ridge Explorations Inc. and Chairman of IMA Exploration Inc. Dr. Carlson was President of La Teko Resources Ltd., which was acquired by Kinross Gold Corporation. He has taken an active role in professional geoscience associations on both local and national levels and is President of the Society of Economic Geologists Canada Foundation and a past President of the British Columbia and Yukon Chamber of Mines. Dr. Carlson's international reputation and extensive experience in managing mineral exploration and mining development companies throughout the world lends the Company a high profile in mining and investment communities.

Richard W. Graeme, Director

Mr. Graeme graduated from the University of Arizona with a Bachelor of Science Degree with a major in Geological Engineering. Since 1999, he has been Managing Director of Gold Fields Ghana Ltd., a Gold Fields Limited company. Gold Fields Ghana Limited has two large open pit mines and produces between 800,000 and 900,000 ounces of gold per year. He is also Vice President - Head of Operations Ghana, for Gold Fields Limited. From 1996 to 1999, Mr. Graeme was Vice-President of Operations for Golden Queen Mining Company, Mojave, California where his responsibilities included permitting and bringing the Soledad Mountain project into production. From 1993 to 1996, Mr. Graeme was employed as an Engineer by Mine Development Associates, Reno Nevada. Mr. Graeme is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers (AIME).

Stuart Havenstrite, Director

Stuart Havenstrite is President and sole employee of Havenstrite Management Services, a geological and mine management company specializing in mine development and mine remediation. He was graduated from Stanford University in 1956. He is a member of AIME, MMSA, AIPG, and several local mining discussion groups.

Robert Angrisano, Director

Mr. Angrisano graduated from University of Oregon with a degree in Business Administration. Mr. Angrisano has been employed by Microsoft Corp. since 1993 and is currently a Senior Principal Technologist for Microsoft. He was the President, Director and principal shareholder of M.A.N. Resources, Inc., which was recently acquired by the Company. Mr. Angrisano is a Fire Commissioner for Kittitas County Fire District #8 and serves on two other Boards, none public or related to mining.

Mr. Angrisano has spent 26 years as a consultant and technologist in high tech industry. He has held a variety of management and executive position involved in guiding companies directions and strategies

(b)

Identification of Certain Significant Employees

The Company has no employees.

(c)

Family Relationships

There are no family relationships between any of the directors and officers

(d)

Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Company pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, there were no delinquent filings.

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

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Monty Moore

2002

$0

$0

$0

$0

1,200,000(1)

$0

$0

Chairman and Director

2001

$0

$0

$0

$0

-0-

$0

$0

(former President)

2000

$0

$0

$0

$0

445,895(2)

$0

$0

Gerald G. Carlson

2002

$0

$0

$12,500

$0

1,000,000(3)

$0

$0

President and Director

2001

$0

$0

$0

$0

-0-

$0

$0

2000

$0

$0

$0

$0

-0-

$0

$0

(1)

Option granted on October 16, 2001 are exercisable at a price of $0.10 per share and expire on October 16, 2003.  On March 5, 2002, 318,283 of these options were gifted back to the Company for no consideration.

(2)

Options expired on March 2, 2001.

(3)

Option granted on March 5, 2002 are exercisable at a price of $0.1275 per share and expire on March 5, 2007.

(b)

Director Compensation For Last Fiscal Year

During the most recently completed financial year no compensation was paid to any director of the Company for service as a director.

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, President and Director of the Company, is paid a fee of $2,500 per month for management services which includes the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2002, KGE was paid management fees totaling $12,500.

The Company does not have a formal stock option plan for the granting of incentive stock options to the officers, employees and directors.  However, in the past the Company has granted stock options to certain of its officers, employees and directors.  The purpose of granting such options is to assist the Company in compensating, attracting, retaining and motivating the directors of the Company and to closely align the personal interests of such persons to that of the shareholders.

On October 16, 2001, the Company granted options to purchase 3,000,000 shares of Common Stock exercisable at a price of $0.10 per share.  The options vest immediately and expire in two years.  1,200,000 of these options were granted to Monty Moore, Chairman and Director of the Company, and 700,000 of these options were granted to Kevin Weaver, a former director of the Company.  On March 5, 2002, 318,283 options held by Monty Moore were gifted back to the Company for no consideration.

On March 5, 2002, the Company granted options to purchase 1,000,000 shares of Common Stock exercisable at a price of $0.1275 per share to Gerald G. Carlson, President and Director of the Company.  The options vest immediately and expire in five years.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known to us, as of December 11, 2002, to be a beneficial owner of five percent (5%) or more of the Company's outstanding common stock.  No other class of voting securities is outstanding.  Except as noted, each person has sole voting and investment power with respect to the shares shown.  As of December 11, 2002, there were 58,659,594 common shares issued and outstanding and 15,603,298 shares issuable upon exercise of warrants, options and convertible debentures which are exercisable within 60 days.

(1)

(2)

(3)

(4)

Name and Address

Amount and Nature of

Percent

Title of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common

Monty Moore (1)

21,975,127 (1)

29.59%

10735 Stone Ave.

Seattle, WA 98133

Common

Gerald G. Carlson

4,133,400 (2)

  5.57%

Suite 500, 625 Howe Street

Vancouver, BC, Canada, V6C 2T6

Common

Robert Angrisano

7,786,451 (3)

10.48%

2533 – 226th Pl. NE

Redmond, WA 98053

(1)

Includes 17,285 shares owned by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore, 81,717 options currently exercisable expiring on October 16, 2003 and a maximum of 6,350,640 shares issuable upon conversion of a debenture expiring on July 3, 2007.

(2)

Includes 66,700 shares owned by KGE Management Ltd., a privately held company controlled by Mr. Carlson, 1,000,000 options currently exercisable expiring on March 5, 2007, 3,000,000 shares currently optioned from a third party expiring on February 4, 2007 and 66,700 shares issuable to KGE Management Ltd. upon the exercise of share purchase warrants expiring on February 25, 2004.

(3)

Includes 4,737,091 shares held directly by Mr. Angrisano and a maximum of 3,049,360 shares issuable upon conversion of a debenture expiring on July 3, 2007

(b)

Security Ownership of Management

The following table sets forth as of December 11, 2002 the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group:

(1)

(2)

(3)

(4)

Name and Address

Amount and Nature of

Percent

Title of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common

Monty Moore

21,975,127 (1)

29.59%

Common

Gerald G. Carlson

  4,133,400 (2)

  5.57%

Common

Richard W. Graeme

     100,000

  0.13%

Common

Stuart Havenstrite

     711,777

  0.96%

Common

Robert Angrisano

  7,786,451 (3)

10.48%

Common

Total of all officers

34,706,755

46.73%

and directors (5 individuals):

(1)

Includes 17,285 shares owned by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore, 81,717 options currently exercisable expiring on October 16, 2003 and a maximum of 6,350,640 shares issuable upon conversion of a debenture expiring on July 3, 2007.

(2)

Includes 66,700 shares owned by KGE Management Ltd., a privately held company controlled by Mr. Carlson, 1,000,000 options currently exercisable expiring on March 5, 2007, 3,000,000 shares currently optioned from a third party expiring on February 4, 2007 and 66,700 shares issuable to KGE Management Ltd. upon the exercise of share purchase warrants expiring on February 25, 2004.

(3)

Includes 4,737,091 shares held directly by Mr. Angrisano and a maximum of 3,049,360 shares issuable upon conversion of a debenture expiring on July 3, 2007

(c)

Changes in Control

There are no arrangements known to the Company the operation of which may, at a subsequent time, result in the change of control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Transactions with Management and Others

Monty Moore, a shareholder, officer and director, made advances to the Company which were outstanding in whole or in part at the year ended August 31, 2002 (in the amount of $134,478).  There is no written agreement between the Company and Mr. Moore with regard to the repayment of the monies advanced.  Initially, the monies were advanced on an interest free basis but commencing Fiscal 2002, the advances became interest bearing at a rate of prime plus 2% and have no fixed terms of repayment.  The monies are expected to be repaid at the point at which the Company has adequate revenues to make such payments without restricting the operations of the Company.  In the alternative, upon approval of Mr. Moore and the Board of Directors, the advances may be converted to equity.  During Fiscal 2002, $2,690 was charged to the Company for accrued interest expense.

During the year ended August 31, 2002, Kevin Weaver, a shareholder and former director of the Company, received 6,000,000 shares of Common Stock at a deemed price of $0.10 per share pursuant to a debt settlement for loans made to the Company over several years.

During the year ended August 31, 2002, Stuart Havenstrite, a shareholder and director of the Company, received 179,543 shares of Common Stock at a deemed price of $0.1575 per share pursuant to a debt settlement for geological services rendered over a two-year period.

On January 9, 2002, the Company entered into a Share Purchase and Sale Agreement with the shareholders of MAN to acquire 100% of the issued and outstanding share capital of MAN.  See “Terms of Acquisition” on page 21.  MAN was controlled by Monty Moore, Chairman and Director of the Company, and Robert Angrisano, Director of the Company.  There were also a number of other minority shareholders.  The Share Purchase and Sale Agreement was ratified by the shareholders at the Company’s annual general and special meeting on May 15, 2002.

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, President and director of the Company, is paid a fee of $2,500 per month for management services which includes the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2002, KGE was paid management fees totaling $12,500.

The Company's executive offices are rented from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, President and Director of the Company, is a director and officer.  The Company’s rent is $1,500 per month for 50% use of the office space plus the reimbursement of 50% of the cost for equipment rental, telephone lines and office supplies.  There is no lease or rent agreement between Copper Ridge and the Company.  During Fiscal 2002, $23,784 was paid to Copper Ridge for rent and the reimbursement of office expenses (Fiscal 2001 - $nil).

The rent paid to Copper Ridge and the terms of the other transactions between the Company and its directors and executive officers discussed above were fair and reasonable and were upon terms at least as favourable as the Company could have obtained from unrelated third parties.

Aside from the foregoing, there have been no other transactions or series of transactions, or proposed transactions during the last two years to which the Company is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Company’s common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

The Company’s Articles do not prohibit transactions in which the Company’s promoters, management, affiliates or associates directly or indirectly have an interest.  Therefore, there is (always) a “present potential” that the Company may acquire or merge with a business or company in which the Company’s promoters, management, affiliates or associates directly or indirectly have an interest, there is however, no present or contemplated intent that such an event may occur.  In the event that such a transaction was proposed, under the rules of the TSX Venture Exchange, any such transaction would be deemed a “Major Transaction” and would be subject to prior shareholder approval and the approval of the TSX Venture Exchange.  In structuring any such transaction, the directors would be bound by their fiduciary duty to act in the best interest of the Company’s shareholders.  In the event that management’s fiduciary duties were compromised any available remedy under applicable law would likely be prohibitively expensive and time consuming.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of the report:

1.

Financial Statements:

Independent Auditors' Reports

Consolidated Balance Sheets

August 31, 2002 and 2001

Consolidated Statements of Operation and Deficit

for the years ended August 31, 2002 and 2001

Consolidated Statements of Cash Flows

for the years ending August 31, 2002 and 2001

Consolidated Statements of Investment In and Expenditures On Resource Properties

For the years ended August 31, 2002 and 2001

Notes to Financial Statements

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

Subsidiaries of the Company. (1)

(22)

Publisher report regarding matters submitted

to vote of security holders. (1)

(24)

Power of Attorney. (1)

(99)

Additional Exhibits. (1)

(1)  These items have either been omitted or are not applicable

(2)  Incorporated by reference to previous filing

(b)  No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

(c)  Financial Statements are filed herewith.

NEVADA STAR RESOURCE CORP.

Consolidated Financial Statements

August 31, 2002 and 2001

(Canadian Dollars)

INDEX

Page

Independent Auditors' Report to the Shareholders

1

Consolidated Financial Statements

Consolidated Balance Sheets

2

Consolidated Statements of Operations and Deficit

3

Consolidated Statements of Cash Flows

4

Consolidated Statements of Investments In and Expenditures

on Resource Properties

5

Notes to Consolidated Financial Statements

6-23

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF NEVADA STAR RESOURCE CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 2002 and 2001 and the consolidated statements of operations and deficit, cash flows and investments in and expenditures on resource properties for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2002 and 2001 and the results of its operations, its cash flows and its investments in and expenditures on resource properties for each of the years then ended in accordance with Canadian generally accepted accounting principles.  Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles in the United States of America and are discussed in note 11 to the consolidated financial statements.

/s/ "Smythe Ratcliffe"

Chartered Accountants

Vancouver, British Columbia

December 5, 2002

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph, following the opinion paragraph, when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the consolidated financial statements.  Our report to the shareholders dated December 5, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ "Smythe Ratcliffe"

Chartered Accountants

Vancouver, British Columbia

December 5, 2002

NEVADA STAR RESOURCE CORP.

Consolidated Balance Sheets

August 31

(Canadian Dollars)

	2002	2001

Assets

Current
Cash	$277,925	$4,269
Accounts receivable	3,591	3,614
Prepaid expenses	19,455	0
	300,971	7,883
Investments in and Expenditures on
Resource Properties (note 4)	8,837,596	5,574,441
Capital Assets (note 5)	2,120	2,642

	$9,140,687	$5,584,966

Liabilities

Current
Accounts payable	$66,255	$8,459
Due to shareholder (note 8(c))	134,478	701,683
	200,733	710,142
Convertible Debentures (notes 7 and 8(f))	1,005,635	0

	1,206,368	710,142

Shareholders' Equity

Capital Stock (note 6)	15,136,850	12,326,850
Subscriptions Received	234,923	0
Equity Portion of Convertible Debenture (note 7)	283,624	0
Deficit	(7,721,078)	(7,452,026)
	7,934,319	4,874,824

	$9,140,687	$5,584,966

Commitments (note 9)

Approved on behalf of the Board:

/s/ Monty Moore

....................................................................................................  Director

/s/ Gerald G. Carlson

....................................................................................................  Director

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Consolidated Statements of Operations and Deficit

Years Ended August 31

(Canadian Dollars)

	2002	2001

General and Administrative Expenses
Office and miscellaneous	$98,281	$14,640
Professional fees	60,631	16,306
Consulting	40,534	32,500
Travel	22,191	3,982
Listing and filing fees	16,130	6,623
Bank charges and interest	14,005	1,563
Transfer agent fees	6,770	1,781
Promotion	4,510	0
Telephone	3,661	385
Amortization	522	738

	267,235	78,518
Other Items
Interest income	(611)	(268)
Loss on translation of foreign currencies	2,428	(6,728)
Loss on abandonment of mineral properties		2,176,925

Net Loss for Year	(269,052)	(2,248,447)
Deficit, Beginning of Year	(7,452,026)	(5,203,579)

Deficit, End of Year	$(7,721,078)	$(7,452,026)

Net Loss Per Share	$ (0.006)	$ (0.07)

Weighted Average Number of Common Shares
Outstanding	38,703,542	30,201,621

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Consolidated Statements of Cash Flows

Years Ended August 31

(Canadian Dollars)

	2002	2001

Operating Activities
Net loss	$(269,052)	$(2,248,447)
Items not involving cash
Amortization	522	738
Loss on abandonment of mineral properties	0	2,176,925

Operating Cash Flow	(268,530)	(70,784)

Changes in Non-Cash Working Capital
Accounts receivable	23	808
Prepaid expenses	(19,455)	0
Accounts payable	57,796	(5,150)
Due to shareholder	61,073	87,908

	99,437	83,566

Cash Provided by (Used in) Operating Activities	(169,093)	12,782

Investing Activities
Deferred exploration and development costs	0	(176,035)
Proceeds from sale of waste rock	0	96,952
Acquisition of mineral properties	(408,896)	0

Cash Used in Investing Activities	(408,896)	(79,083)

Financing Activities
Issuance of shares for cash	616,722	0
Subscriptions received	234,923	0

Cashed Provided by Investing Activities	851,645	0

Cash Inflow (Outflow)	273,656	(66,301)
Cash, Beginning of Year	4,269	70,570

Cash, End of Year	$277,925	$4,269

Supplemental Information for
Investing and Financing Activities
Shares issued for mineral properties	$1,565,000	$650,000
Shares issued for loan settlement, subscriptions
received and advances from shareholder	$628,278	$0
Shares issued for options exercised	$115,000	$0

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Consolidated Statements of Investments In and Expenditures on Resource Properties

Years Ended August 31

(Canadian Dollars)

	Eagle	Rainier					Canwell Glacier
	(Rio Yaqui)	(La Cienega)	Gold Hill	OK/		M.A.N.	Mineral
	Claims,	Property,	Property,	Beaver Lake	PGM	Resources,	Property,
	Mexico	Mexico	Nevada	Property, Utah	Property	Alaska	Alaska
	(note 4(a))	(note 4(b))	(note 4(c))	(note 4(d) and (e))	Alaska	(note 7)	(note 4(f))	Total
Balance, August 31, 2000	$199,036	$1,932,915	$491,800	$4,339,248	$59,285	$0	$0	$7,022,284
Expenditures for 2001
Acquisition costs	0	0	0	650,000	0	0	0	650,000
Supplies	0	3,605	0	53,164	0	0	0	56,769
Consulting	0	23,759	0	8,591	0	0	0	32,350
Recording fee	0	0	0	32,060	0	0	0	32,060
Assays	0	0	0	24,458	0	0	0	24,458
Travel	0	9,799	0	9,012	0	0	0	18,811
Property tax	0	7,811	0	1,060	0	0	0	8,871
Drilling	0	0	0	1,828	0	0	0	1,828
Legal	0	0	0	703	0	0	0	703
Miscellaneous	0	0	0	123	61	0	0	184
Sale of waste rock	0	0	0	(96,952)	0	0	0	(96,952)
Loss on abandonment
of properties	(199,036)	(1,977,889)	0	0	0	0	0	(2,176,925)
	(199,036)	(1,932,915)	0	684,047	61	0	0	(1,447,843)
Balance, August 31, 2001	0	0	491,800	5,023,295	59,346	0	0	5,574,441
Expenditures for period
Materials and supplies	0	0	0	103,372	0	0	0	103,372
Drilling	0	0	0	28,344	0	0	0	28,344
Geological consulting	0	0	0	7,559	20,166	2,045	0	29,770
Property acquisition (note 4(f))	0	0	0	0	0	0	5,000	5,000
Travel	0	0	0	931	0	0	0	931
Option payments received	0	0	(38,205)	(7,604)	0	0	0	(45,809)
Recording fee	0	0	0	0	0	0,883	153	51,036
Equipment	0	0	0	11,541	0	0	0	11,541
Miscellaneous	0	0	0	2,292	0	240,287	0	242,579
Assays	0	0	0	0	0	7,471	0	7,471
Acquired expenditures (note 7)	0	0	0	0	0	2,908,432	0	2,908,432
Loss on acquisition	0	0	0	0	(79,512)	0	0	(79,512)

Balance, August 31, 2002	$0	$0	$453,595	$5,169,730	$0	$3,209,118	$5,153	$8,837,596

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is incorporated under the laws of British Columbia and was continued into the Yukon Territory of Canada in 1998.  The principal business activity is the exploration and development of natural resource properties.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and M.A.N. Resources, Inc. ("MAN"), a Washington corporation.  All significant intercompany balances and transactions have been eliminated.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has experienced significant losses.  At August 31, 2002, the Company had an accumulated deficit of $7,721,078.

The Company's ability to continue operations is uncertain and is dependent upon its ability to obtain additional financing.

3.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Exploration and development

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

Computer equipment

- 30%

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(e)

Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

(f)

Foreign currency translation

Amounts recorded in foreign currency are translated into Canadian dollars as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii)

Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii)

Revenues and expenses (excluding depreciation and amortization which are translated at the same rate as the related asset), at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in net income, except for unrealized gains and losses on long-term monetary assets and liabilities, which are deferred and amortized over the lives of those items.  The unrealized gains and losses will be recognized as amounts are received or paid.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

(a)

Eagle (Rio Yaqui) Claims, Sonora, Mexico

By a Letter of Agreement dated October 29, 1992 (as amended) the Company may earn a 100% interest (subject to a 2% net smelter returns royalty) in the rights to extract gold from mining claims known as Eagle, Eagle I, Eagle II, and Yaqui located in the Soyopa and Onaves mining districts, State of Sonora, Mexico.  Consideration consists of:

(i)

a cash payment of $95,500 U.S. for reimbursement of the vendor's out-of-pocket costs (paid); and,

(ii)

the issuance of 200,000 shares of the Company's capital stock as follows:  50,000 shares upon the acceptance of the Agreement by regulatory authorities (issued in fiscal 1994) and 50,000 shares each at the time of filing of the next three engineer’s reports recommending work programs of minimum $25,000 U.S. each on the project.  The first work program was completed in fiscal 1995 and 50,000 shares were issued.  No engineer's reports have been issued since 1995.

Deferred exploration and development expenditures of $48,110 have been incurred to date by the Company on the property.

During the year ended August 31, 2001, the Company determined that costs on the properties were unrecoverable and wrote off $199,036 accordingly.

(b)

Rainier (La Cienega) Property, Sonora, Mexico

By an agreement dated May 31, 1994 between the Company and Pacific Rainier de Mexico ("PRM"), the Company can earn a 90% interest in mining claims known as the Rainier 1 through Rainier 6 located in the Golden Triangle District, State of Sonora, Mexico.

Deferred exploration and development expenditures of $686,617 have been incurred to date by the Company on the property.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (Continued)

The Company owns 100% right, title and interest in and to Mineral Concession #199397 La Japonesa within the Rainier I claim, Sonora State of Mexico.

The Company owns 100% right, title and interest in and to Mineral Concession #199518 La Esperanza I within the Rainier II claim, Sonora State of Mexico.

During the year ended August 31, 2001, the Company determined that costs on the properties were unrecoverable and wrote off $1,977,889 accordingly.  As of November 10, 2001, the Company no longer holds claims or interest in the properties.

(c)

Gold Hill Property, Nevada

By an amended agreement dated February 14, 2001 between the Company and Everett L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 U.S. over 10½ years in annual payments on October 1 of the following years:

1997, 1998, 1999 (paid)

$   25,000

2000 (paid)

$   10,000

2001

$     5,000

2002

$   10,000

2003

$   20,000

2004

$   50,000

2005

$ 100,000

2006

$ 664,000

As at May 2, 2001, the Company had paid $178,486 U.S. to the vendor.

By an agreement dated May 2, 2001 between the Company and Round Mountain Gold Corporation (RMGC), the Company has leased RMGC a certain interest in the property.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (Continued)

RMGC will assume the remaining payment obligations to the vendor and make the following payments (U.S. funds) to the Company:

$  40,000

upon execution of the agreement (paid)

$  10,000

on May 2, 2001 (paid)

$  25,000

on May 2, 2002 (paid)

$  50,000

on May 2, 2003

$  50,000

on May 2, 2004

$ 100,000

on May 2, 2005 and annually thereafter while the agreement is in effect

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

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (Continued)

(e)

Beaver Lake, Utah

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah.  Consideration is 2 million common shares of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production.  The Vendor also retains a 2% net smelter return royalty which will not exceed 3 million dollars (U.S.) in aggregate.  The Company also granted Cortex one million warrants for the Company's common shares exercisable at $1.00 per share, which have since expired.

A finder's fee of 75,000 shares at a price of $0.65 Cdn. each was paid in fiscal 1998.

During the period ended February 28, 2002, the Company entered into a three month Option to Purchase agreement with Western Utah Copper Company (WUCC).  The option is for WUCC to purchase the Company's mining claims located in Beaver County, Utah for a purchase price equal to carrying costs of the claims paid by the Company during the three month option period, plus U.S. $18,900.  If the claims are purchased, the Company retains a one percent net proceeds royalty on up to the first ten million pounds of copper produced and one and one half percent net proceeds on all copper produced thereafter and a two percent NSR royalty on all the other minerals from the claims to an aggregate maximum of U.S. $10,000,000 and the right to have the claims returned to it if the purchaser has not commenced to put the claims into production on or before 3 years from the date of the exercise of the option.

As of August 31, 2002, the option to purchase agreement had expired.

(f)

Canwell Glacier Property, Alaska

On August 22, 2001, the Company signed a letter of intent with Fort Knox Gold Resources Inc. to acquire an undivided 60% interest in the Canwell Glacier property.  In return for this interest, Nevada Star will issue 200,000 shares of the Company to Fort Knox, and agrees to expend U.S. $600,000 on the property.  As per the letter of intent, 50,000 shares were issued January 16, 2002 to Fort Knox, following receipt of regulatory approval.  U.S. $100,000 is to be expended and a further 50,000 shares are to be issued within the first twelve month period following receipt of the regulatory approval.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

5.

CAPITAL ASSETS

	2002				2001
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Office equipment	$15,021	$13,217	$1,804	$15,021	$12,809	$2,212
Computer equipment	6,234	5,918	316	6,234	5,804	30

	$21,255	$19,135	$2,120	$21,255	$18,613	$2,642

6.

CAPITAL STOCK

(a)

Authorized

  Unlimited number of common shares without nominal or par value

(b)

Issued

	August 31, 2002		August 31, 2001
	Number		Number
	of Shares	Amount	of Shares	Amount

Balance, beginning
of year	30,508,470	$12,326,850	29,508,470	$11,676,850

Issued during year
For mineral property	15,650,000	1,565,000	1,000,000	650,000
For retirement of debt (note 8(d))	6,179,543	628,278	0	0
Private placement	3,344,810	501,722	0	0
Options exercised	1,150,000	115,000	0	0

	26,324,353	2,810,000	1,000,000	650,000

Balance, end of year	56,832,823	$15,136,850	30,508,470	$12,326,850

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

6.

CAPITAL STOCK (Continued)

(c)

Subscriptions received

The Company received $234,923 in share subscriptions, as part of a $250,000 one million common share private placement.

During February 2002, the Company completed the first tranche of a non-brokered private placement, consisting of the issuance of 258,700 units, each unit consisting of one common share and one share purchase warrant. The units were issued at $0.15 each, for total proceeds of $38,805.  Each warrant is entitled to purchase one common share and is exercisable at $0.25 per share to February 25, 2003, following which the warrants are exercisable at $0.50 per share until February 25, 2004.

During March 2002, the Company completed the second tranche of a non-brokered private placement consisting of 1,290,484 units, each unit consisting of one common share and one share purchase warrant, for total proceeds of $193,573.  Each warrant is entitled to purchase one common share and is exercisable at $0.25 per share until March 28, 2003, following which the warrants are exercisable at $0.50 per share until March 28, 2004.

During June 2002, the Company completed the first tranche of a non-brokered private placement, consisting of the issuance of 640,890 units, each unit consisting of one common share and one share purchase warrant. The units were issued at $0.15 each, for total proceeds of $96,134. The warrants are exercisable at $0.25 per share to June 3, 2003 following which the warrants are exercisable at $0.50 per share until June 3, 2004.

During June 2002, the Company completed the second tranche of a non-brokered private placement consisting of the issuance of 1,154,736 units, each unit consisting of one common share and one share purchase warrant.  The units were issued at $0.15 each, for total proceeds of $173,210.  The warrants are exercisable at $0.25 per share to June 20, 2004 following which the warrants are exercisable at $0.50 per share until June 20, 2004.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

6.

CAPITAL STOCK (Continued)

(d)

Share purchase options

Details of the status of the Company's stock option plans as at August 31, 2002 are as follows:

	2002		2001
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding,
beginning
of period	0	$ 0.00	1,177,665	$ 0.30
Granted	4,000,000	$ 0.11	0	$ 0.00
Exercised	(1,150,000)	$ 0.10	0	$ 0.00
Expired	0	$ 0.00	(1,177,665)	$ 0.30
Returned	(318,283)	$ 0.10	0	$ 0.00

Outstanding, end
of year	2,531,717	$ 0.111	0	$ 0.00

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

6.

CAPITAL STOCK (Continued)

During the year, 1,150,000 share purchase options were exercised for proceeds of $115,000.

At August 31, the following share purchase options were outstanding:

	Exercise	Number of Shares
Expiry Date	Price	2002	2001

October 16, 2003	$ 0.10	1,531,717	0
March 5, 2007	$ 0.1275	1,000,000	0

(e)

Warrants outstanding

As of August 31, the following warrants were outstanding:

		2002	2001
	Exercise	Number	Number
Expiry Date	Price	of Shares	of Shares

February 25, 2003	$ 0.25
February 25, 2004	$ 0.50	258,700	0
March 28, 2003	$ 0.25
March 28, 2004	$ 0.50	1,290,484	0
June 3, 2002	$ 0.25
June 3, 2004	$ 0.50	640,890	0
June 20, 2003	$ 0.25
June 20, 2004	$ 0.50	1,154,736	0

Balance, end of year		3,344,810	0

7.

SALE AND PURCHASE AGREEMENT

During the year ended August 31, 2002, the Company entered into a share purchase and sale agreement with M.A.N. Resources Inc. ("MAN"), of Seattle, Washington to acquire all of the issued and outstanding shares of MAN for consideration totalling $2,897,038.  MAN holds a 100% interest in the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project located northeast of Anchorage, Alaska, approximately halfway between Anchorage and Fairbanks.  The Project encompasses approximately 120 square miles of claims.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

7.

SALE AND PURCHASE AGREEMENT (Continued)

The terms of the share purchase and sale agreement required the Company to issue 15,600,000 common shares of its capital stock at a deemed price of $0.10 per share to the shareholders of MAN, together with two convertible debentures, to be issued to two insiders of the Company.  The $1,289,259 debentures will be convertible into a maximum of 9,400,000 common shares of the Company, at a conversion price of CDN $0.142 per share during the first three years, CDN $0.192 during the fourth year and CDN $0.242 during the fifth year.  During the year ended August 31, 2002, regulatory approval was received and the agreement was executed.

The $1,289,259 convertible debentures accrue interest at 5% per annum over their five year term.  A market rate of interest for a non-convertible debt offering, representative of the Company's credit standing would be 10%.  Therefore, the Company has received an interest benefit of 5% for the holder's conversion right, over the five year life of the debentures.  The present value of this conversion benefit, totalling $283,624 has been recorded on these financial statements as the equity portion of convertible debentures.

As of January 19, 2002, the Company acquired 100% of MAN.  The acquisition has been accounted for using the purchase method of accounting for business combinations.  Assets of the acquired entity are more fully described above.  For the purpose of acquisition, the common shares were valued at $0.10 per share which represents the fair value of the shares at the time of the agreement.  The net assets acquired were as follows:

Current assets		$54,184
Other assets - property		2,816,916

		2,871,100
Total liabilities		(1,452,621)

Net assets acquired		1,418,479

Consideration paid:
Common shares	$1,560,000
Convertible debentures	1,337,038	$2,897,038

Excess of consideration paid over net
assets acquired, allocated
to the acquisition cost of property		$1,478,559

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

8.

RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

(a)

Consulting fees of $25,469 (2001 - $32,500) paid to officers.

(b)

Rent and office expenses of $23,784, paid to a company with common directors.

(c)

A shareholder and director have made advances to the Company which were outstanding in whole or in part at the year-end in the amount of $134,478 (2001 - $701,683).  These advances are interest bearing at a rate of prime plus 2% and have no fixed terms of repayment.  For the year ended August 31, 2002, $2,690 (2001 - Nil), was charged to the Company for accrued interest expense.

(d)

During the year, the Company executed a shares for debt agreement with an insider to settle debt of CDN $600,000 to the insider for loans made to the Company over the period of several years.  6,000,000 million shares were issued to the insider at a deemed price of CDN $0.10 per share to settle the debt.

(e)

During the year, the Company executed a shares for debt agreement with an insider to settle debt of CDN $28,278 to the insider for geological consulting services to the Company.  179,543 shares were issued to the insider at a deemed price of CDN $0.1575 per share to settle the debt.

(f)

During the year, the Company entered into a share purchase and sale agreement with MAN (note 7).  As part of this agreement, 13,648,680 of the 15,600,000 shares issued and two convertible debentures, totalling $1,289,259 were issued to two Company insiders.  For the year ended August 31, 2002 $10,420 (2001 - Nil) was charged to the Company for accrued interest expense.  The Company and MAN were related by way of common directors.

9.

COMMITMENTS

The Company is committed to minimum rental payments of U.S. $9,650 under operating equipment leases expiring in 2004.  Commitments in the next year are as follows:

2004	$9,650

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

10.

INCOME TAX LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes.  The tax effect has not been recorded in the financial statements.  These losses expire as follows:

Available to	Amount

2003	$321,000
2004	213,000
2005	204,000
2006	125,000
2007	56,000
2008	71,000
2009	270,000

$1,260,000

The components of the future income tax assets are as follows:

	2002	2001

Future income tax assets
Non-capital loss carry-forwards	$1,260,000	$1,328,000
Unused cumulative foreign exploration
and development expense	10,439,529	10,272,112
Unused cumulative Canadian
exploration expenses	2,000	2,000
Unused cumulative Canadian
development expenses	33,000	33,000
	11,734,529	11,635,112
Appropriate tax rate	39%	46%
	4,576,466	5,352,153
Less: Valuation allowance	(4,576,466)	(5,352,153)

	$0	$0

The valuation allowance reflects the Company's estimate that the tax assets likely will not be realized.

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years.  These losses expire commencing in 2003 through 2009.  The exploration and development expenses can be carried forward indefinitely.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

11.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

(a)

Exploration expenditures

Under Canadian GAAP acquisition costs and exploration expenditures are capitalized (note 3(a)).

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

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

11.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(b)

Reconciliation of total assets, liabilities and shareholder's equity:

	2002	2001

Total assets for Canadian GAAP	$9,140,687	$5,584,966
Adjustments to US GAAP	(8,837,596)	(5,574,441)

Total assets for US GAAP	$303,091	$10,525

Total liabilities per Canadian GAAP	$1,206,368	$710,142
Adjustments to US GAAP	0	0

Total liabilities for US GAAP	1,206,368	710,142
Total equity for Canadian GAAP	7,934,319	4,874,824
Adjustments to US GAAP	(8,837,596)	(5,574,441)

Total deficit for USGAAP	$(906,277)	$(699,617)

Total deficit and liabilities for US GAAP	$303,091	$10,525

For Canadian GAAP purposes convertible debentures and related costs are recorded in the books as equity if the debt is convertible into common shares of the Company at the option of the issuer.  As the Company's convertible debentures are convertible at the option of the debenture holder, no reclassification has been required for US GAAP purposes.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

11.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(c)

Reconciliation of loss reported in Canadian GAAP and US GAAP:

	2002	2001

Statement of operations for year ended August 31
Reconciliation of net
loss from Canadian
GAAP to US GAAP
Net loss per Canadian GAAP	$(269,052)	$(2,248,447)
Acquisition of mineral properties	(2,913,432)	(650,000)
Exploration and development costs net	(349,723)	(79,082)
Compensation expense	(104,320)	0

Net loss per US GAAP	$(3,636,527)	$(2,977,529)

Net loss per share in accordance with
Canadian GAAP	$ (0.006)	$ (0.07)
Total Differences	$(3,367,475)	(729,082)

Net loss per share in accordance with
US GAAP	$ (0.09)	$ (0.10)

Weighted average number of shares
outstanding	38,703,542	30,201,621

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

11.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

Under US GAAP advances, loans (and repayments thereof) from shareholders are classified as financing activities in the statement of cash flows.  The effect on the statements of cash flows is as follows:

	2002	2001

Operating Activities
Cash provided by (used in) operations per
Canadian GAAP	$(797,371)	$12,782
Shareholder advances, loans	567,205	(87,908)

Cash used in operations per US GAAP	$(230,166)	$(75,126)

Financing Activities
Shareholder loans, advances per Canadian GAAP	$0	$0
Shareholder loans, advances per US GAAP	567,205	87,908

(d)

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

Years Ended August 31, 2002 and 2001

(Canadian Dollars)

11.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(e)

For US GAAP purposes the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $104,320 would be recognized as compensation expense.  Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

Net loss, as reported for US GAAP purposes	$(3,636,527)
Net loss	$(3,818,507)
Net loss per share, as reported	$ (0.09)
Net loss per share, pro-forma	$ (0.10)

The fair value of each option grant is calculated using the following weighted average assumption:

Expected life (years)	2.75
Interest rate	2.0%
Volatility	85.48%
Dividend yield	0%

(f)

Comprehensive loss

	Years Ended August 31,
	2002	2001

Net loss per U.S. GAAP	$(3,636,527)	$(2,977,529)
Other comprehensive income (loss)	(2,428)	6,728

Comprehensive loss per U.S. GAAP	$(3,638,955)	$(2,970,801)

12.

SUBSEQUENT EVENTS

Subsequent to the year-end, the Company has authorized the granting of 250,000 incentive share purchase options to employees and consultants of the Company at an option exercise price of $0.25 per share.  The options will terminate three years after the date of the grant.

ITEM 14.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA STAR RESOURCE CORP

By:  /s/ Gerald G. Carlson

GERALD G. CARLSON, President

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons representing a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Monty Moore

12/13/02

MONTY MOORE

Date

Chairman and Director

/s/ Gerald G. Carlson

12/13/02

GERALD G. CARLSON

Date

President and Director

Stuart Havenstrite

12/13/02

STUART HAVENSTRITE

Date

Director

CERTIFICATIONS

I, Gerald G. Carlson, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Nevada Star Resource Corp. (the “Company”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(a)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 13, 2002

/s/ Gerald G. Carlson

___________________________________

Gerald G. Carlson, President & Director

CERTIFICATIONS

I, Karen Liu, certify that:

a.

I have reviewed this annual report on Form 10-KSB of Nevada Star Resource Corp. (the “Company”);

b.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

c.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

d.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

a.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

i.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

b.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 13, 2002

/s/ Karen Liu

___________________________________

Karen Liu, Corporate Secretary and

Principal Financial Officer