Form 10QSB
period 2002-11-30
NEVADA STAR RESOURCE CORP
filed 2003-01-30
CIK 877019

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE

         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  November 30,  2002

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

(I.R.S. Employer

or  organization)

Identification  No.)

Suite 500 – 625 Howe Street

Vancouver, British Columbia, Canada

V6C 2T6

----------------------------------------------

 --------------

(Address  of  principal  executive  offices)

(Zip  Code)

604-688-0833

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

Yes  ( )  No  (X)

NEVADA  STAR  RESOURCE  CORP.

FORM 10-QSB

FOR  THE  QUARTERLY  PERIOD  ENDED  NOVEMBER 30, 2002

PART I. - FINANCIAL INFORMATION

The  Registrant  falls  within  the  provisions  of  Rule  13a-13(c)(2)  of  the Securities  Exchange  Act  of  1934, as amended, and claims exemption thereunder from  the  requirement  to  file  Part  I.

PART II - ` OTHER INFORMATION

Items 1, 2 , 4 and 5  Omitted  As  Not  Applicable.

Item 3. Changes in Securities

On September 30, 2002 the Company completed a private placement of its securities. The Company sold 1,026,771 units at a price of $CDN 0.25 per unit. Gross proceeds of the offering were $CDN 256,693. Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase one additional common share in the capital of the Company for a period of eighteen months from September 30, 2002 at the exercise price of $CDN 0.25 until June 30, 2003 and $CDN 0.50 until March 31, 2004.

The securities were offered for sale by the Company’s officers and directors. No sales commissions or selling concessions were paid in connection with the sale of the securities.

The securities were offered pursuant to exemptions from registration under Regulation S and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. There were eleven purchasers in the Regulation D offering, each of whom were accredited investors.  There was one purchaser in the Regulation S offering. A legend was placed on each certificate indicating that the shares had not been registered and were restricted from resale.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act of 1934, the registrant  has  duly  caused  this  report  to  be  signed on its behalf by the undersigned  thereunto  duly  authorized.

     NEVADA  STAR  RESOURCE  CORP.

BY:

/s/ Gerald G. Carlson

Date:  January 29, 2003

       Gerald G. Carlson, President

BY:

/s/ Karen Liu

Date:  January 29, 2003

      Karen Liu, Principal Financial Officer

CERTIFICATION

I, Gerald G. Carlson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Nevada Star Resource Corp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 29, 2003

/s/ Gerald G. Carlson

Gerald G. Carlson, Principal Executive Officer

CERTIFICATION

I, Karen Liu, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Nevada Star Resource Corp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 29, 2003

/s/ Karen Liu

Karen Liu, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit 99.1 – Certification of Gerald G. Carlson, Principal Executive Officer

Exhibit 99.2 – Certification of Karen Liu, Principal Financial Officer