Form 10QSB
period 2003-02-28
NEVADA STAR RESOURCE CORP
filed 2003-04-15
CIK 877019

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE

         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  February 28, 2003

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 61,955,654

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

PART II - OTHER INFORMATION

Items 1, 2 and 5

Omitted  As  Not  Applicable.

Item 3. Changes in Securities

None.

Item 4. The Company held its Annual General Meeting on February 12, 2003. The following matters were submitted to a vote of the Shareholders at the meeting:

1.  To Fix the Number of Directors at five (5).

The following sets forth the tabulation of shares voting for this matter

	36,821,391	For	83.35%
	16,400	Against	0.04%
	0	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	16.61%

1.

Election of Directors at the Annual General Meeting.

The following persons were elected Directors of the Company to hold office until the election of Directors at the next Annual General Meeting:

Gerald G. Carlson

Monty Moore

Robert Angrisano

Stuart Havenstrite

Richard Graeme

The following sets forth the tabulation of shares voting for each Director

Carlson, Gerald G.	36,745,139	For	83.35%
	0	Against	0.00%
	92,652	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	16.65%

Moore, Monty	36,596,139	For	83.30%
.	0	Against	0.00%
	241,652	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	16.70%

Angrisano, Robert	36,704,228	For	83.40%
	0	Against	0.00%
	165,000	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,307,124	In Person	16.60%

Havenstrite, Stuart	36,596,139	For	83.30%
	0	Against	0.00%
	241,652	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	16.70%

Graeme, Richard W.	36,584,739	For	83.29%
	0	Against	0.00%
	253,052	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	16.71%

2.

Appointment of Auditors.

Smythe Ratcliffe, Chartered Accountants, were appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company.  The directors were authorized to fix the remuneration to be paid to the auditors. The following sets for the tabulation of shares voting for this matter.

	36,755,139	For	83.36%
	0	Against	0.00%
	82,652	Withheld
	0	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	16.64%

4.  Stock Option Plan

The Board of Directors of the Company adopted a stock option plan (the “Stock Option Plan”) effective January 15, 2003, subject to acceptance by the TSX Venture Exchange and the shareholders of the Company.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. The granting of such options is intended to align the interests of such persons with that of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price no less than the Discounted Market Price as defined in the Plan prevailing on the day that the option is granted. Pursuant to the Stock Option Plan, the board of directors may from time to time authorize the issue of options to directors, officers, employees and consultants of the Company and its subsidiaries or employees of companies providing management services to the Company or its subsidiaries. The maximum number of Shares which may be issued pursuant to options previously granted and those granted under the Stock Option Plan will be a maximum of 10% of the issued and outstanding Shares of the Company at the time of grant. In addition, the number of Shares which may be reserved for issuance to any one individual may not exceed 5% of the issued Shares on a yearly basis. Vesting of options granted under the Stock Option Plan shall be at the discretion of the board of directors.

The Stock Option Plan was approved by a majority of the votes cast by shareholders other than insiders or their associates to whom Shares may be issued pursuant to the Stock Option Plan.

	13,210,431	For	63.70%
	191,000	Against	0.92%
	0	Withheld
	23,436,360	Not Voted
Total shares voted: 44,176,352	7,338,561	In Person	35.38%

5.  Approval of Directors Acts.

All acts of the directors and officers of the Company on its behalf since the last annual general meeting of the Company including matters referred to in the Financial Statements of the Company as at August 31, 2002 were ratified and approved.

Approve of Directors’ Acts	36,683,791	For	83.04%
	154,000	Against	0.35%
	0	Withheld
	0	Not Voted
Total shares voted: 44,156,352	7,338,561	In Person	16.61%

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act of 1934, the registrant  has  duly  caused  this  report  to  be  signed on its behalf by the undersigned  thereunto  duly  authorized.

     NEVADA  STAR  RESOURCE  CORP.

BY:

/s/ Gerald G. Carlson

Date:  April 15, 2003

       Gerald G. Carlson, President

BY:

/s/ Karen Liu

Date:  April 15, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  April 15, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  April 15, 2003

/s/ Karen Liu

Karen Liu, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit 99.1 – Certification of Gerald G. Carlson, Principal Executive Officer

Exhibit 99.2 – Certification of Karen Liu, Principal Financial Officer