Form 10QSB
period 2003-05-31
NEVADA STAR RESOURCE CORP
filed 2003-07-14
CIK 877019

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE

         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  quarterly  period  ended  May 31, 2003

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 70,568,877

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

PART II - OTHER INFORMATION

Items 1, 3, 4 and 5

Omitted  As  Not  Applicable.

Item 2. Changes in Securities

Conversion of Debenture

On March 24, 2003, 3,049,360 shares of common stock were issued at a price of CDN $0.142 per share to a director of the Company pursuant to the conversion of a debenture.

The shares were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended. No sales commissions or selling concessions were paid in connection with the conversion of the debenture.

Private Placement

On April 28, 2003, the Company completed a private placement of its securities. 7,500,000 units at a price of US $0.20 per unit were issued for gross proceeds of US $1.5 million. Each unit consisted of one share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase one additional share of common stock for a period of three years from closing at the exercise price of US $0.25 in the first year, US $0.50 in the second year and US $0.75 in the third year expiring April 28, 2006.

The securities were offered for sale by the Company’s officers and directors. No sales commissions or selling concessions were paid in connection with the sale of the securities.

The securities were offered pursuant to exemptions from registration under Regulation S and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. There were 61 purchasers in the Regulation D offering, each of whom were accredited investors.  There were 17 subscribers in the Regulation S offering. A legend was placed on each certificate indicating that the shares had not been registered and were restricted from resale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     NEVADA  STAR  RESOURCE  CORP.

BY:

/s/ Gerald G. Carlson

Date:  July 10, 2003

       Gerald G. Carlson, President

BY:

/s/ Karen Liu

Date:  July 10, 2003

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

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 10, 2003

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

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 10, 2003

/s/ Karen Liu

Karen Liu, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit 99.1 – Certification of Gerald G. Carlson, Principal Executive Officer

Exhibit 99.2 – Certification of Karen Liu, Principal Financial Officer