Form 10KSB
period 2003-08-31
NEVADA STAR RESOURCE CORP
filed 2003-12-16
CIK 877019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003, or

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

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues (net loss) for its most recent fiscal year.  $(380,320)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.]  $22,221,374 based on the last trade of $0.37 on December 5, 2003

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes       No          Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  72,659,657 at the date hereof

DOCUMENTS INCORPORATED BY REFERENCE

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

Yes_____  No    X

#

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

Nevada Star Resource Corp. (the “Company”) was incorporated under the laws of the Company Act of British Columbia, Canada on April 29, 1987.  On June 17, 1998 the Company was continued into the Yukon Territory under Section 190 of the Yukon Business Corporation Act.  The Company conducts its operations through its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and M.A.N. Resources, Inc. (“MAN”), a Washington corporation.

On July 3, 2002, the Company acquired MAN, a private company controlled by two directors of the Company.  MAN was incorporated on August 25, 1998 pursuant to the laws of the State of Washington, U.S.A.  Its business was the exploration and development of mineral properties.  See “MAN Project, Alaska”.

The executive offices of the Company are located at Suite 500, 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6, Tel: (604) 688-0833.  The Company also has a Seattle office located at 10735 Stone Avenue North, Seattle, Washington, USA, 98133, Tel:  (206) 367-2525.  The registered and records office of the Company is located at Suite 300, 204 Black Street, Whitehorse, Yukon, Y1A 2M9.

Unless otherwise noted, all dollar amounts are quoted in Canadian Dollars.  The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on December 5, 2003 was $0.7666.

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

Where management determines that it is in the best interest of the Company, partners will be sought to further the development of certain properties.  The Company’s principal properties are the MAN Project in the State of Alaska, the Gold Hill Property in the State of Nevada and the Milford District Property in the State of Utah.

The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans.  The Company has sufficient funds to satisfy cash demands for general and administrative expenses and property holdings costs for the next 12 months.  To fund an exploration program in 2004, the Company is examining two options.  One would be to option all or a part of the MAN Project to a major mining company who would then finance the required exploration.  To that end, the Company is in discussion with a number of companies.  Alternatively, the Company is examining the feasibility of making an offshore private placement of its common stock to certain Canadian investors under a Regulation S exemption from registration under the Securities Act or to certain accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act. There can be no assurance that the Company will successfully complete this offering.  See “Management’s Discussion and Analysis or Plan of Operation”.

Employees

The Company has no paid employees, nor does it have any oral or written consulting agreements with any of its directors or officers. The Company engages directors, officers and contractors from time to time to supply work on specific corporate business and exploration programs.

#

During the year ended August 31, 2003, KGE Management Ltd., a private company beneficially owned by Gerald G. Carlson, Director of the Company, was paid a fee of $2,500 per month for management services which includes the day-to-day operation of the Company and overseeing exploration programs.  This arrangement was terminated by mutual consent on November 1, 2003.  Stuart Havenstrite, a Director of the Company, also provides geological consulting services to the Company from time to time on an as required basis.

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

#

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's executive offices are located in rented premises of approximately 1,150 square feet at Suite 500 – 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6, telephone (604) 688-0833.  The Company rents this space from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, Director of the Company, is a director and officer.  The Company’s rent is $1,500 per month plus tax for 50% use of the office space plus the reimbursement of 50% of the cost for equipment rental, telephone lines and office supplies.  The Company began occupying this facility in February 2002 and it is considered adequate for current needs.  There is no lease or rent agreement between Copper Ridge and the Company.

The Company also has a Seattle office of approximately 1,000 square feet located at 10735 Stone Avenue North, Seattle, Washington, USA, 98133, Tel:  (206) 367-2525.  The Company uses this space free of charge from Monty Moore, Chairman and CEO of the Company.  The Company began occupying this facility in 1993 and it is considered adequate for current needs.  There is no lease or rent agreement between Monty Moore and the Company.

The Company’s principal properties are the MAN Project in the State of Alaska, the Gold Hill Property in the State of Nevada and the Milford District Property in the State of Utah.

MILFORD DISTRICT, UTAH

Property Location and Accessibility

The Milford District property (referred to as the OK Copper Mine and the Beaver Lake Property in the consolidated financial statements) consists of 55 patented mining claims, 232 unpatented mining claims, five Utah state leases, and 93 acres of fee land, aggregating approximately 8,200 acres.  The Company has two exploration targets in the district:  the Cortex and OK properties.

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

#

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

Geology

Much of the geologic work and geologic interpretations done in the district were conducted by Peter Joraleman in the 1970's and reported in Copper Resources of the Rocky District, Beaver County, Utah, 1980, prepared for the Toledo Mining Company.  Much of the discussion given below is from this report and augmented by more recent data compiled by the Company and Mine Development Associates (“MDA”) based in Reno, Nevada.

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

#

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

#

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah.  Consideration is 2 million shares of Common Stock of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued December 21, 2000) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production.  The Vendor also retains a 2% net smelter return royalty which will not exceed US $3 million in aggregate. Total royalties on any production will not exceed 4%. The Company also granted Cortex one million warrants for the Company's shares of Common Stock exercisable at U.S. $1.00 per share, which have since expired. A finder's fee of 75,000 shares at a price of $0.65 each was paid in Fiscal 1998.

Option Agreement

On January 17, 2002, the Company signed an option to purchase agreement with Western Utah Copper Company (“WUCC”) of Park City, Utah granting an exclusive three-month option to WUCC to acquire all of the Company’s mining claims located in Beaver County, Utah.  On April 12, 2002, WUCC notified the Company that it was exercising its right to extend the option term on the Milford District Property for an additional two months by payment to the Company of 35% of the documented holding costs during the first three months of the option, or US $4,163.  At August 31, 2003, the option has expired however WUCC has expressed an interest in continuing in the project and the Company has expressed its willingness to renegotiate the agreement.

GOLD HILL, NEVADA

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

#

Geology

The host rock at Gold Hill includes densely welded rhyolite tuff of the Mount Jefferson Caldera.  The Mount Jefferson tuff lies over the Moores Creek tuff which in turn lies over the Round Mountain tuff, the host of the Round Mountain mine.  These Tertiary volcanic rocks overlie a volcanic mega-breccia that, in turn, overlies Paleozoic metasediments.  The Mount Jefferson Tuff has been divided by previous workers (principally L. McMasters of Homestake) into the upper gray tuff and maroon upper tuff.  There also exist quartz latite dikes, a crystal tuff which may be a part of the Mount Jefferson tuff, lithic tuffs, waterlain tuff and Tertiary conglomerates.  Though these units were mapped by McMasters, they were not evident in the percussion or core drill logs.  MDA feels that if the resource is to be well-defined, these units must be distinguished and separated for recognition of the structure in the areas.  The youngest rock in the area is Quaternary-Tertiary pediments.  These units are generally composed of cobbles of the younger maroon tuff and are always completely barren.

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

1997, 1998, 1999 (paid)

$

25,000

2000 (paid)

$

10,000

2001

$

 5,000

2002

$

10,000

2003

$

20,000

2004

$

50,000

2005

$

100,000

2006

$

664,000

#

Round Mountain Gold Corporation Lease

By an agreement dated May 2, 2000 between the Company and Round Mountain Gold Corporation (“RMGC”), a 50:50 joint venture between Kinross Gold Corporation and Barrick Gold Corporation, the Company has leased to RMGC a certain interest in the property.  RMGC will assume the remaining payment obligations to the vendor and make the following payments (U.S. funds) to the Company:

$  40,000

upon execution of the agreement (paid)

$  10,000

on May 2, 2001 (paid)

$  25,000

on May 2, 2002 (paid)

$  50,000

on May 2, 2003 (paid)

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

During the year ended August 31, 2003, RMGC informed the Company that it had acquired Everett Manley’s interest in the Gold Hill Property.  Details of RMGC’s acquisition were not provided to the Company.

Exploration Activity

Exploration by RMGC was initiated in April 2000 with work consisting of a soil and rock chip sampling program, geologic mapping, data compilation and re-logging and assaying the Company’s drill holes.  Open unsafe mine workings were fenced to protect the public.

RMGC began drilling in June 2000 and completed 17 reverse circulation holes on the Gold Hill property in the first year of the Nevada Star agreement (15 on the Company’s property, 2 on property directly controlled by RMGC).

During the period May 1, 2001 to April 30, 2002, RMGC completed a total of 62 reverse circulation drill holes and 6 diamond core holes.   Additional geologic mapping and soil and rock geochemical surveys were completed during the period.

During the period May 2, 2002 to May 2, 2003, RMGC continued development drilling, completing a total of over 58,000 feet of reverse circulation drilling and 8,000 feet of diamond core drilling.  Additional geologic mapping and soil and rock geochemical surveys were completed.  Metallurgical test work on various ore types was completed.

Permitting & Environmental

Concurrent reclamation of all areas of surface disturbance (drill sites, sumps and access roads) has continued as each phase of drilling has been completed.  RMGC advises that it is in compliance with all operating permits.

#

During Fiscal 2003, RMGC started the permitting process for a proposed mine at Gold Hill. RMGC General Manager Mike Doyle, quoted in the Elko Daily Free Press, said that drilling continues to define the gold deposit and will continue until fall.  RMGC is filing a plan of operations for an open pit mine at Gold Hill with the U.S. Bureau of Land Management.

MAN PROJECT, ALASKA

The MAN Project is comprised of the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project, the Canwell Glacier Property and additional claims staked by the Company.  As of the date hereof, the MAN Project covers 172,245 acres or 269 square miles of claims.

On December 11, 2003, the Company signed a Letter of Intent (LOI) with Anglo American Exploration (Canada ) Ltd (“AAEC”) as its first option/joint venture partner in the exploration of the MAN Project. AAEC is a wholly-owned subsidiary of Anglo American plc, a global leader in the mining and natural resource sectors.

The LOI outlines proposed terms for a formal option and joint venture agreement that will be prepared, pending the positive outcome of a 45-day period of due diligence by AAEC. The agreement covers two areas of the MAN Project -- Fish Lake and Dunite Hill, which make up approximately 50 percent of the MAN Project.

Under the terms of the proposed option/joint venture agreement, AAEC can earn a 51 percent interest in the property by spending a total of U.S. $12 million over a five-year earn-in period. Should AAEC complete a feasibility study at its expense, they are entitled to an additional 19 percent, making the partnership a 70/30 split.  Anglo can earn an additional five percent by arranging production financing for both parties.

Ni-Cu-PGE Eureka Creek and Tangle Lakes Project

On January 9, 2002, the Company entered into a Share Purchase and Sale Agreement with the shareholders of M.A.N. Resources Inc. (“MAN”) to acquire 100% of the issued and outstanding share capital of MAN (see “Terms of Acquisition” below).  The Share Purchase and Sale Agreement was ratified by the shareholders at the Company’s annual general and special meeting on May 15, 2002.

MAN holds a 100% interest in and to the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project (the “Property”) located 265 kilometers (165 miles) south-southeast of Fairbanks, Alaska on the southern flank of the central Alaska Range.  The project area, which is easily accessible from the Richardson and Denali Highways, initially covered an area of approximately 75,000 acres (117 sq. miles) and consisted of:

o

409 Federal claims (11,000 acres or 17.2 square miles);

o

391 State claims (15,560 acres or 24.3 square miles);

o

1,159 State-selected claims (46,400 acres or 72.5 square miles); and

o

11 State-selected prospecting sites.

Most of the Project claims were staked by MAN and are contained within two large claim blocks, the Dunite Hill (southern) and Eureka Creek (northern) and smaller irregular blocks around Fish Lake (~300 claims) within the Mt. Hayes A-4, A-5, B-4 and B-5 30-minute quadrangles.

During the year ended August 31, 2003, the Company acquired by staking an additional 36 claims covering 720 acres and encompassing a significant nickel-copper-PGE showing.  An additional 80 square miles were acquired by staking during the latter part of Fiscal 2003.  The Company staked additional claims covering 4,840 acres, the Summit Hill Property, which became part of the MAN Project.

#

Platinum Group Metals

Platinum group metals (“PGM’s”) comprise six closely related metals, platinum, palladium, rhodium, iridium and osmium, which commonly occur together in nature and are among the scarcest of the metallic elements.  The PGM’s hold a unique position in the world economy for industrial and environmental applications.  Along with gold and silver, they are known as precious or noble metals due to their relative stability.  The PGM’s occur as native alloys in placer (alluvial) deposits, or more commonly, in lode (hard rock) deposits associated with nickel and copper.  Nearly all of the world’s supply of these metals is extracted from lode deposits in four countries, including the Republic of South Africa and Russia with 90% of the world’s production and Canada and the United States producing about 8%.

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

#

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

#

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

#

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

1903-50:  Initial discoveries in the area included placer gold and lode copper.

1950-88:  Initial exploration in the area for nickel. Government surveys through the area with regional mapping and aeromagnetic surveys, examination of nickel occurrences..

1989-2001: Examination of nickel and PGE potential by junior and major mining companies. Limited placer mining on Rainy Creek.

2001-2002: Major study of mineral potential of Delta Mining District by BLM including joint ground and airborne investigations of the MAN Project area by the BLM and USGS.

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

#

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

#

2003: Exploration work completed during the 2003 field season has included shallow drill testing of the Rainy, Canwell, and Fish Lake projects for structure and stratigraphic control, constructing a tractor-ATV trail to the top of Canwell from the Richardson Highway, trackhoe trenching at Canwell and the collection and analysis of over 2,000 rock trench, colluvium, and soil samples.  In early spring of 2003, the Company completed a surface geophysical program at Dunite Hill, which included gravity and large loop electromagnetics (UTEM-3).

The Company is in the process of planning an extensive geophysical, geochemical and drilling program for this winter/spring of 2004 on the Dunite Hill and Fish Lake properties where the Company believes the greatest potential for nickel-copper-PGE massive sulphide deposits exists.  This work will be done in conjunction with a Joint Partnership on these two areas.

Terms of Acquisition

On June 21, 2002, the TSX Venture Exchange accepted for filing the Share Purchase and Sale Agreement for the acquisition of MAN.  MAN was incorporated on August 25, 1998 pursuant to the laws of the State of Washington, U.S.A.  Its business was the exploration and development of mineral properties.  On July 3, 2002, an aggregate of 15,600,000 shares of Common Stock were issued at a deemed price of $0.10 per share to the shareholders of MAN as consideration for all of the issued shares of MAN.  In addition, two convertible debentures were issued for the aggregate amount of $1,337,038 (US $842,334).  The debentures, which earn interest at 5% per annum, may be converted into an aggregate maximum of 9,400,000 shares of Common Stock at $0.142 per share in years 1-3, $0.192 per share in year 4 and $0.242 per share in year 5.  Of the 15,600,000 shares issued, 13,648,680 shares issued to two insiders of the Company were held in escrow and subject to the release terms of a TSX Venture Exchange Tier 2 Surplus Security Escrow Agreement (6 years).  The escrow term may be reduced to that of a Tier 2 Value Security Escrow Agreement (3 years) upon the Company receiving a positive recommendation to proceed with a proposed second phase work program and raising sufficient funds to conduct the work program.  Should the debentures be converted into shares of Common Stock, those shares would be subject to the same escrow terms.

During the third quarter of Fiscal 2003, 3,049,360 common shares were issued at a price of $0.142 per share upon the conversion of an outstanding debenture to extinguish $418,275 (US $273,279) in debt.  A loss of $14,734 was recognized on the conversion of the debenture.

During Fiscal 2003, the Company satisfied the conditions and the TSX Venture Exchange accepted the Company’s application for early release of the escrow securities.  During Fiscal 2003, 5,459,472 shares of common stock were released from escrow for the acquisition of MAN and 1,219,744 shares of common stock were released from escrow for the conversion of a debenture.

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

#

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

Exploration Activity

2003: Exploration work completed during the 2003 field season has included shallow drill testing for structure and stratigraphic control, constructing a tractor-ATV trail to the top of Canwell from the Richardson Highway, trackhoe trenching at Canwell and the collection and analysis of over 200 rock trench, colluvium, and soil samples.

Terms of Acquisition

On August 22, 2001, the Company signed a letter of intent with FNX Mining Company Ltd. (formerly Fort Knox Gold Resources Inc.) to acquire an undivided 60% interest in the Canwell Glacier property. In return for this interest, the Company agreed to issue 200,000 shares of the Company to FNX and to expend $600,000 on exploration.  Pursuant to the terms of the letter of intent, 50,000 shares of Common Stock were issued to FNX on January 16, 2002 and U.S. $100,000 was expended by January 11, 2003.

During Fiscal 2003, the Company entered into an agreement to acquire a 100% interest in the property from FNX by issuing 150,000 shares of Common Stock and agreeing to issue an additional 150,000 shares of Common Stock in equal annual installments over three years.  The Company also issued to FNX 300,000 share purchase warrants with a three-year term, exercisable at $0.32 in year one, $0.37 in year two and $0.42 in year three.  An underlying 2% NSR is payable to American Copper Nickel Company, a joint venture partner of FNX.

#

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Common Stock of the Company is traded on the TSX Venture Exchange under the symbol “NEV” and on the NASDAQ Over the Counter Bulletin Board Service under the symbol “NVSRF”. The following table sets forth the high and low sales prices for the Common Stock for each quarter within the last two fiscal years.  The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on December 5, 2003 was $0.7666.

	TSX High	TSX Low	OTCBB High	OTCBB Low
	CDN$	CDN$	US$	US$

Year Ended August 31, 2003
Fourth Quarter	$0.48	$0.30	$0.355	$0.25
Third Quarter	$0.43	$0.20	$0.31	$0.13
Second Quarter	$0.30	$0.30	$0.195	$0.14
First Quarter	$0.39	$0.19	$0.255	$0.11

Year Ended August 31, 2002
Fourth Quarter	$0.33	$0.19	$0.20	$0.12
Third Quarter	$0.23	$0.14	$0.14	$0.06
Second Quarter	$0.25	$0.04	$0.125	$0.06
First Quarter	$0.15	$0.05	$0.05	$0.05

The source of this information is Stockwatch.com.  These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)

Holders

There are 254 registered holders of the Company’s common equity at November 21, 2003.

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

#

(d)

Recent Sales of Unregistered Securities

During the year ended August 31, 2003, the Company sold the following equity securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(i)

On September 30, 2002, the Company issued 1,026,771 units at a price of $0.25 per unit pursuant to a private placement.  Each unit consisted of one share of Common Stock and one share purchase warrant entitling the holder thereof to purchase one additional share of Common Stock for a period of eighteen months at the exercise price of $0.35 in the first nine months and $0.50 in the second nine months expiring March 31, 2004.  20,000 units were issued to one non U.S. resident in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.  1,006,771 units were issued to 11 accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act.

(ii)

On November 18, 2002, the Company issued 800,000 shares of its Common Stock at a price of $0.10 per share to Monty Moore, Chairman, CEO and Director of the Company, pursuant to the exercise of stock options.  The shares were issued to the accredited investor in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(iii)

On January 17, 2003, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(iv)

On February 25, 2003, the Company issued 76,700 shares of its Common Stock at a price of $0.25 per share to three non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(v)

On March 24, 2003, the Company issued 3,049,360 shares of its Common Stock at a deemed price of $0.142 per share pursuant to the conversion of a debenture by Robert Angrisano, President and Director of the Company.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(vi)

On March 27, 2003, the Company issued 110,000 shares of its Common Stock at a price of $0.25 per share to two non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(vii)

On March 28, 2003, the Company issued 40,000 shares of its Common Stock at a price of $0.25 per share to two non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(viii)

On April 17, 2003, the Company issued 350,000 shares of its Common Stock at a price of $0.10 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(ix)

On April 25, 2003, the Company issued 20,000 shares of its Common at a price of $0.25 per share to two non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

#

(x)

On April 28, 2003, the Company issued 7,500,000 units at a price of US $0.20 per unit pursuant to a private placement.  Each unit consisted of one share of Common Stock and one share purchase warrant entitling the holder thereof to purchase one additional share of Common Stock for a period of three years at the exercise price of US $0.25 in the first year, US $0.35 in the second year and US $0.75 in the third year expiring April 28, 2006.  1,397,690 units were issued to 17 non U.S. residents in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.  6,102,310 units were issued to 61 accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act.

(xi)

On May 7, 2003, the Company issued 29,000 shares of its Common Stock at a price of $0.25 per share pursuant to the exercise of previously issued warrants.  These shares were issued to one accredited investor in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xii)

On May 8, 2003, the Company issued 10,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xiii)

On May 20, 2003, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xiv)

On May 29, 2003, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xv)

On May 30, 2003, the Company issued 110,000 shares of its Common Stock at a price of $0.25 per share to six non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xvi)

On June 2, 2003, the Company issued 40,000 shares of its Common Stock at a price of $0.25 per share to three non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xvii)

On June 3, 2003, the Company issued 40,000 shares of its Common Stock at a price of $0.25 per share to three non-U.S. residents pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xviii)

On June 6, 2003, the Company issued 70,890 shares of its Common Stock at a price of $0.25 per share pursuant to the exercise of previously issued warrants.  20,000 shares were issued to one non U.S. resident in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.  50,890 shares of Common Stock were issued to one accredited investor in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act

(xix)

On June 10, 2003, the Company issued 30,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

#

(xx)

On June 19, 2003, the Company issued 40,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxi)

On June 20, 2003, the Company issued 333,333 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxii)

On July 10, 2003, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one non-U.S. resident pursuant to the exercise of previously issued warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxiii)

On July 14, 2003, the Company issued 63,420 shares of its Common Stock at a price of $0.35 per share pursuant to the exercise of previously issued warrants.  These shares were issued to one accredited investor in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xxiv)

On July 21, 2003, the Company issued 50,000 shares of its Common Stock at a price of $0.25 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxv)

On July 28, 2003, the Company issued 1,002,499 shares of its Common Stock at a price of $0.25 per share pursuant to the exercise of previously issued warrants.  These shares were issued to eight accredited investors in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xxvi)

On July 30, 2002, the Company issued 150,000 shares of its Common Stock at a deemed price of $0.10 per share to FNX Mining Company Inc. for the acquisition of the Canwell Glacier Property, Alaska.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxvii)

On August 15, 2003, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(e)

Securities Authorized for Issuance Under Equity Compensation Plans

There are no compensation plans or individual compensation arrangements in place under which equity securities of the Company are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or any successor standard.

#

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company is making preparations for a significant exploration program on its MAN Project in Alaska.  The 2004 exploration program could consist of extensive geophysical, geochemical and drilling in the Rainy, Eureka, and Canwell properties where the Company believes the greatest potential for nickel-copper-PGE massive sulphide deposits exists as well as potential for gold identification.  Final budgeting for this proposed program has not yet been completed.

The Company has sufficient funds to satisfy cash demands for general and administrative expenses and property holdings costs for the next 12 months.  To fund an exploration program in 2004, the Company is examining two options.  One would be to option all or a part of the MAN Project to a major mining company who would then finance the required exploration.  To that end, the Company is in discussion with a number of companies.  Alternatively, the Company is examining the feasibility of making an offshore private placement of its common stock to certain Canadian investors under a Regulation S exemption from registration under the Securities Act or to certain accredited investors in the United States pursuant to Rule 506 of Regulation D of the Securities Act. There can be no assurance that the Company will successfully complete this offering.

The Company anticipates that it will utilize the services of independent consultants to accomplish its maintenance and exploration programs and therefore does not anticipate that there will be any increase in the number of employees.

The Company does not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.  At the present time the Company has no current plans, arrangements, agreements or undertakings to acquire any additional exploration properties.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.

 FINANCIAL STATEMENTS

NEVADA STAR RESOURCE CORP.

Consolidated Financial Statements

August 31, 2003 and 2002

(Canadian Dollars)

#

INDEX

Page

Independent Auditors’ Report to the Shareholders

24

Consolidated Financial Statements

Consolidated Balance Sheets

25

Consolidated Statements of Operations and Deficit

26

Consolidated Statements of Cash Flows

27

Consolidated Statements of Investments In and Expenditures

  on Resource Properties

28

Notes to Consolidated Financial Statements

29-44

#

INDEPENDENT AUDITORS’ REPORT TO THE SHAREHOLDERS OF NEVADA STAR RESOURCE CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 2003 and 2002 and the consolidated statements of operations and deficit, cash flows and investments in and expenditures on resource properties for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002 and the results of its operations, its cash flows and its investments in and expenditures on resource properties for each of the years then ended in accordance with Canadian generally accepted accounting principles.  Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 10 to the consolidated financial statements.

“Smythe Ratcliffe”

Chartered Accountants

Vancouver, Canada

November 7, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph, following the opinion paragraph, when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going-concern, such as those described in note 2 to the consolidated financial statements. Our report to the shareholders dated November 7, 2003 is expressed in accordance with the Canadian reporting standards which do not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

“Smythe Ratcliffe”

Chartered Accountants

Vancouver, Canada

November 7, 2003

#

NEVADA STAR RESOURCE CORP.

Consolidated Balance Sheets

August 31

(Canadian Dollars)

	2003	2002

Assets

Current
Cash	$1,405,330	$277,925
Accounts receivable	6,235	3,591
Prepaid expenses	1,059	19,455

	1,412,624	300,971
Investments in and Expenditures on
Resource Properties (note 4)	10,525,395	8,837,596
Capital Assets (note 5)	91,189	2,120

	$12,029,208	$9,140,687

Liabilities

Current
Accounts payable	$218,488	$66,255
Due to shareholder (note 8(e))	241,458	134,478
Convertible Debentures (note 7)	616,909	1,005,635

	1,076,855	1,206,368

Shareholders' Equity

Capital Stock (note 6)	18,748,547	15,136,850
Contributed Surplus (note 6 (e(ii))	109,725	0
Subscriptions Received	23,849	234,923
Equity Portion of Convertible Debenture (note 7)	171,630	283,624
Deficit	(8,101,398)	(7,721,078)

	10,952,353	7,934,319

	$12,029,208	$9,140,687

Approved on behalf of the Board:

(signed)  “Monty Moore”

....................................................................................................  Director

(signed)  “Robert Angrisano”

....................................................................................................  Director

See notes to consolidated financial statements.

#

NEVADA STAR RESOURCE CORP.

Consolidated Statements of Operations and Deficit

Years Ended August 31

(Canadian Dollars)

	2003	2002

General and Administrative Expenses
Promotion	$166,078	$4,510
Bank charges and interest	71,981	14,005
Consulting	50,977	40,534
Office and miscellaneous	40,970	98,281
Professional fees	30,594	60,631
Listing and filing fees	25,129	16,130
Travel	19,128	22,191
Transfer agent fees	11,883	6,770
Telephone	6,122	3,661
Amortization	15,376	522

	438,238	267,235
Other Items
Interest income	(3,501)	(611)
Loss on conversion of debenture	14,734	0
Loss (gain) on translation
of foreign currencies	(69,151)	2,428

Net Loss for Year	(380,320)	(269,052)
Deficit, Beginning of Year	(7,721,078)	(7,452,026)

Deficit, End of Year	$(8,101,398)	$(7,721,078)

Net Loss Per Share	$ (0.008)	$ (0.006)

Weighted Average Number of
Common Shares Outstanding	48,689,646	36,051,088

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Consolidated Statements of Cash Flows

Years Ended August 31

(Canadian Dollars)

	2003	2002

Operating Activities
Net loss	$(380,320)	$(269,052)
Items not involving cash
Amortization	15,376	522
Promotion expense re: stock based compensation	56,295	0
Foreign exchange gain	(67,711)	0
Operating Cash Flow	(376,360)	(268,530)

Changes in Non-Cash Working Capital
Accounts receivable	(2,644)	23
Prepaid expenses	18,396	(19,455)
Accounts payable	152,233	57,796
Due to shareholder	106,980	61,073
	274,965	99,437
Cash Used in Operating Activities	(101,395)	(169,093)

Investing Activities
Deferred exploration and development costs	(1,548,313)	0
Acquisition of capital assets	(104,445)	0
Acquisition of mineral properties	(71,056)	(408,896)

Cash Used in Investing Activities	(1,723,814)	(408,896)

Financing Activities
Issuance of shares for cash	2,928,765	616,722
Share subscriptions	23,849	234,923
Cash Provided by Financing Activities Cash Used in Investing Activities	2,952,614	851,645

Cash Inflow	1,127,405	273,656
Cash, Beginning of Year	277,925	4,269

Cash, End of Year	$1,405,330	$277,925

Supplemental Information for
Investing and Financing Activities
Shares issued for mineral properties	$15,000	$1,565,000
Shares issued for loan settlement
and advances from shareholder	0	$628,278
Shares issued under convertible debenture	$433,009	0

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Consolidated Statements of Investments In and Expenditures on Resource Properties

Years Ended August 31

(Canadian Dollars)

		Beaver Lake
	Gold Hill	and O.K.
	Property	Copper Mines	PGM Property,	MAN Project,
	Nevada	Property, Utah	Alaska	Alaska	Total
	(note 4(a))	(note 4(b) and (c))		(note 4(d))

Balance, August 31, 2001	$491,800	$5,023,295	$59,346	$0	$5,574,441

Expenditures for year
Materials and supplies	0	103,372	0	0	103,372
Drilling	0	28,344	0	0	28,344
Geological consulting	0	7,559	20,166	2,045	29,770
Property acquisition	0	0	0	5,000	5,000
Travel	0	931	0	0	931
Option payments received	(38,205)	(7,604)	0	0	(45,809)
Recording fee	0	0	0	51,036	51,036
Equipment	0	11,541	0	0	11,541
Miscellaneous	0	2,292	0	240,287	242,579
Assays	0	0	0	7,471	7,471
Acquired expenditures (note 7)	0	0	0	2,908,432	2,908,432
Loss on acquisition	0	0	(79,512)	0	(79,512)

	(38,205)	146,435	(59,346)	3,214,271	3,266,155

Balance August 31, 2002	$453,595	$5,169,730	$0	$3,214,271	$8,837,596

Expenditures for year
Drilling and exploration	0	0	0	980,086	980,086
Geological consulting	0	0	0	194,042	194,042
Property acquisition	0	0	0	139,485	139,485
Travel	0	0	0	87,298	87,298
Option payments received	(72,420)	0	0	0	(72,420)
Recording fee	0	2,520	0	116,579	119,099
Equipment	0	28,740	0	9,540	38,280
Miscellaneous	0	0	0	14,912	14,912
Assays	0	0	0	31,806	31,806
Holding Costs	0	10,895	0	144,316	155,211

	(72,420)	42,155	0	1,718,064	1,687,799

Balance, August 31, 2003	$381,175	$5,211,885	$0	$4,932,335	$10,525,395

See notes to consolidated financial statements.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

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

The Company has experienced significant losses.  At August 31, 2003, the Company had working capital (current assets over current liabilities) of $335,769 and an accumulated deficit of $8,101,398.

The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through the sale of metals and cost containment. The Company’s business now focuses on and is expected to follow-up on targets identified for follow-up exploration, including that of ground geophysical surveys, particularly gravity and UTEM geophysical survey, as well as fill-in soil sampling and additional prospecting and rock sampling in order to define drill targets. A Phase II program of drill testing is planned for a particular site in the 2004 field season.

The Company expects to generate the necessary resources for 2004 through a combination of the sale of equity securities through private placements, the exercise of stock purchase warrants and options and debt financing. No assurances can be given, however, that the Company will be able to obtain sufficient additional resources. If the Company is unsuccessful in generating anticipated resources from one or more of the anticipated sources and is unable to replace any shortfall with resources from another source, the Company may be able to extend the period for which available funds would be adequate by obtaining additional debt financing, joint venturing or selling its properties and otherwise scaling back operations. If the Company were unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected.

The Company’s consolidated financial statements have been prepared under the assumptions of going-concern. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going-concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

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

(b)

Amortization

Amortization of capital assets is calculated on a declining balance basis at the following annual rates:

Office equipment

-  20%

Computer equipment

-  30%

Vehicles

-  30%

Mining equipment

-  30%

(c)

Net loss per share

Net loss per share computations are based on the weighted average number of common shares outstanding during the year.  Issued shares held in escrow are excluded from the determination of weighted average number of shares outstanding where all conditions of their issuance have not been met.

(d)

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

(e)

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

Gains and losses arising from this translation of foreign currency are included in the determination of net loss.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

(a)

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

2005

$ 100,000

2006

$ 664,000

As at August 31, 2001, the Company had paid $178,486 U.S. to the vendor.

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

on May 2, 2003 (paid)

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

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (Continued)

(iv)

The agreement will be in effect for 10 years and can be extended for further 10-year terms.

Deferred exploration and development expenditures of $313,314 Cdn. have been incurred to date by the Company on the property.

During the year ended August 31, 2003, RMGC informed the Company that it acquired Everett Manley’s interest in the Gold Hill Property.  Details of RMGC’s acquisition were not provided to the Company.

(b)

OK Copper Mine, Utah

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah.  Consideration was the issuance of 2 million common shares of the Company (issued).  The Vendor also retained a 12% net profits interest to apply to all copper production coming from any claims.  Deferred exploration and development expenditures of $2,368,644 have been incurred to date by the Company on the property.

A finder's fee of 150,000 shares at a price of $0.65 Cdn. was paid in fiscal 1998.

(c)

Beaver Lake, Utah

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah.  Consideration was 2 million common shares of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production.  The Vendor also retains a 2% net smelter return royalty which will not exceed 3 million dollars (U.S.) in aggregate.  The Company also granted Cortex one million warrants for the Company's common shares exercisable at $1.00 per share, which have since expired.

A finder's fee of 75,000 shares at a price of $0.65 Cdn. each was paid in fiscal 1998.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

4.

INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (Continued)

(d)

MAN Project, Alaska

The MAN Project, Alaska, is comprised of the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project, the Canwell Glacier property and additional claims staked by the Company.

Ni-Cu-PGE Eureka Creek and Tangle Lakes Project

During the 2002 fiscal year, the Company entered into an agreement with M.A.N. Resources Inc. (“MAN”), of Seattle, Washington to acquire all of the issued and outstanding shares of MAN for consideration totalling $2,849,259 (note 7).  MAN holds a 100% interest in the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project located northeast of Anchorage, Alaska, approximately halfway between Anchorage and Fairbanks.  The Company owns 100% of the project, approximately 120 square miles of claims.

Canwell Glacier Property

On August 22, 2001, the Company signed a letter of intent with FNX Mining Company Ltd. (formerly Fort Knox Gold Resources Inc.) to acquire an undivided 60% interest in the Canwell Glacier property.  In return for this interest, Nevada Star will issue 200,000 shares of the Company to FNX, and agrees to expend U.S. $600,000 on the property.  As per the letter of intent, 50,000 shares were issued January 16, 2002 to FNX, following receipt of regulatory approval.  U.S. $100,000 was expended within the first twelve month period following receipt of regulatory approval.

During the year ended August 31, 2003, the Company entered into an agreement to acquire a 100% interest in the property by issuing 150,000 common shares (issued) to FNX upon regulatory approval plus an additional 150,000 common shares in equal annual instalments over three years.  The Company also issued FNX 300,000 warrants with a three year term, exercisable at $0.32 in year one, $0.37 in year two and $0.42 in year three, valued at $53,430 and included in the property cost.  An underlying 2% NSR is payable to American Copper Nickel Company, a joint venture partner of FNX.  This agreement was approved by regulatory authorities on June 24, 2003.

During the year ended August 31, 2003 the Company acquired by staking an additional 36 claims covering 720 acres and encompassing a significant nickel-copper-PGE showing. An additional 80 square miles were acquired by staking during the latter part of the 2003 fiscal year. The Company staked additional claims, covering 4,840 acres, the Summit Hill Property, which became part of the MAN Project.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

5.

CAPITAL ASSETS

		2003			2002
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Office equipment	$ 15,021	$13,551	$ 1,470	$15,021	$13,217	$1,804
Computer equipment	6,234	6,003	231	6,234	5,918	316
Mining equipment	33,750	4,284	29,466	0	0	0
Vehicles	70,695	10,673	60,022	0	0	0

	$125,700	$34,511	$91,189	$21,255	$19,135	$2,120

6.

CAPITAL STOCK

(a)

Authorized

Unlimited number of common shares without nominal or par value

(b)

Issued

	August 31, 2003		August 31, 2002
	Number		Number
	of Shares	Amount	of Shares	Amount

Balance, beginning
of year	56,832,823	$15,136,850	30,508,470	$12,326,850

Non-Cash issuances during year
For mineral property	150,000	15,000	15,650,000	1,565,000
For retirement of debt	3,049,360	433,009	6,179,543	628,278
Cash issuances during year
Private placement	8,526,771	2,429,292	3,344,810	501,722
Options exercised	1,200,000	127,500	1,150,000	115,000
Warrants exercised	2,115,842	606,896	0	0

Balance, end of year	71,874,796	$18,748,547	56,832,823	$15,136,850

On March 24, 2003, upon the conversion of an outstanding debenture, a total of 3,049,360 shares were issued to extinguish $418,275 in debt, which arose upon the acquisition of the MAN Properties in the prior fiscal year.  A loss of $14,734 was recognized on the conversion of the debenture.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

6.

CAPITAL STOCK (Continued)

During the year ended August 31, 2003, in total the Company received $2,429,292 in share subscriptions, from two placements that totalled 8,526,771 units of shares. On September 30, 2002, the Company completed the first non-brokered private placement, announced in a prior fiscal year.  A total of 1,026,771 units were issued at a price of $0.25 per unit for gross proceeds of $256,692.  Each unit consists of one common share and one share purchase warrant entitling the holder thereof to purchase one additional common share in the capital of the Company for a period of eighteen months, at the exercise price of $0.35 in the first nine months and at $0.50 in the second nine months expiring March 31, 2004.

On April 28, 2003, the Company completed the second non-brokered private placement of 7,500,000 units at a price of US $0.20 per unit for gross proceeds of $2,172,600 (US $1.5 million).  Each unit consists of one common share plus one share purchase warrant entitling the holder to purchase one additional common share at an exercise price of US $0.25 in the first year, at US$0.35 in the second year and at US $0.75 in the third year expiring April 28, 2006.

At August 31, 2003, the number of shares being held in escrow totalled 10,018,824 (2002 – 13,648,680).

(c)

Subscriptions received

The subscriptions received of $23,849 at August 31, 2003 stem from payments for the exercise of warrants as a result of private placements made during the year. Due to the timing of receipt of formal documentation, warrants were exercised subsequent to year end.

(d)

Stock options

Details of the status of the Company's stock option plans as at August 31, 2003 are as follows:

	2003		2002
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding,
beginning of year	2,531,717	$ 0.11	0	$ 0.10
Granted	500,000	0.25	4,000,000	$ 0.11
Exercised	(1,200,000)	0.11	(1,150,000)	$ 0.10
Expired	0	0.00	0	$ 0.00
Returned	(250,000)	0.25	(318,283)	$ 0.10
Outstanding, end of year	1,581,717	$ 0.13	2,531,717	$ 0.11

During the year, 1,200,000 share purchase options were exercised for proceeds of $127,500.

At August 31, 2003, the following share purchase options were outstanding:

	Exercise	Number of Shares
Expiry Date	Price	2003	2002
October 16, 2003	$ 0.10	381,717	1,531,717
March 5, 2007	$ 0.1275	1,000,000	1,000,000
September 27, 2005	$ 0.25	200,000	0

Subsequent to  year end, 381,717 share options were exercised for net proceeds of $38,172.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

6.

CAPITAL STOCK (Continued)

(e)

Stock based compensation

The Company has elected to measure compensation costs using the intrinsic value-based method for employee stock options.  Had the compensation costs been determined based on the fair value of the options at the grant date using the Black-Scholes option pricing model, additional compensation expense would have been recorded in the statement of operations of the period, with pro forma results as presented below.  As option exercise prices approximated market prices at the dates of grants, no compensation expense has been recognized.

(i)

During the year ended August 31, 2002, the Company granted a total of 3,000,000 stock options to directors and employees of the Company at an exercise price of $0.10 per share which will expire October 16, 2003.  A further 1,000,000 stock options were granted to a director at an exercise price of $0.1275 per share which will expire on March 5, 2007.

(ii)

During the year ended August 31, 2003, the Company granted a total of 500,000 stock options to officers, directors and consultants at an exercise price of $0.25 which will expire September 27, 2005. The amount of $56,295 was included in promotion expense, to reflect the expense of stock options issued to consultants.

Had compensation expense been determined under the fair value method using the Black-Scholes option – pricing model, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

	2003	2002

Net loss, as reported	$(380,320)	$(269,052)
Add: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(6,255)	(104,320)

Net loss, pro-forma	$(386,575)	$(373,372)

Net loss per share, as reported	$ (0.008)	$ (0.006)
Add: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(0.000)	(0.004)

Net loss per share, pro-forma	$(0.008)	$(0.010)

The fair value of each option grant is calculated using the following weighted average assumptions:

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

6.

CAPITAL STOCK (Continued)

Expected life (years)	3
Interest rate	4.50%
Volatility	71.49%
Dividend yield	0.00%

(f)

Warrants outstanding

As of August 31, 2003, the following warrants were outstanding:

	Exercise	Number of Shares
Expiry Date	Price	2003	2002

February 25, 2003	$0.25
February 25, 2004	$0.50	162,000	258,700
March 28, 2003	$0.25		-
March 28, 2004	$0.50	1,140,484	1,290,484
June 3, 2003	$0.25
June 3, 2004	$0.50	290,000	640,890
June 20, 2003	$0.25
June 20, 2004	$0.50	415,823	1,154,736
June 30, 2003	$0.35
March 31, 2004	$0.50	247,432	0
April 28, 2004	US$0.25
April 28, 2005	US$0.35
April 28, 2006	US$0.75	7,500,000	0
July 29, 2004	$0.32
July 29, 2005	$0.37
July 29, 2006	$0.42	300,000	0

Balance, end of year		10,055,739	3,344,810

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

7.

SALE AND PURCHASE AGREEMENT

During the year ended August 31, 2002, the Company entered into a share purchase and sale agreement with M.A.N. Resources Inc. ("MAN") of Seattle, Washington to acquire all of the issued and outstanding shares of MAN for consideration totalling $2,849,259.  MAN holds a 100% interest in the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project located northeast of Anchorage, Alaska, approximately halfway between Anchorage and Fairbanks.  The Project encompassed approximately 120 square miles of claims.

The terms of the share purchase and sale agreement required the Company to issue 15,600,000 common shares of its capital stock at a deemed price of $0.10 per share to the shareholders of MAN, together with two convertible debentures, to be issued to two insiders of the Company.  The $1,337,038 (US $842,334) debentures will be convertible into a maximum of 9,400,000 common shares of the Company, at a conversion price of CDN $0.142 per share during the first three years, CDN $0.192 during the fourth year and CDN $0.242 during the fifth year.  During the year ended August 31, 2002, regulatory approval was received and the agreement was executed. The debentures are repayable on demand.

The convertible debentures accrue interest at 5% per annum over their five year term.   A market rate of interest for a non-convertible debt offering, representative of the Company’s credit standing would be 10%.  Therefore, the Company has received an interest benefit of 5% for the holder’s conversion right, over the five year life of the debentures.  The present value of this conversion benefit, totalling $171,630 (2002 - $283,624) has been recorded on these financial statements as the equity portion of convertible debentures.

As of January 9, 2002, the Company acquired 100% of MAN.  The acquisition has been accounted for using the purchase method of accounting for business combinations.  Assets of the acquired entity are more fully described above.  For the purpose of the acquisition, the common shares were valued at $0.10 per share.  The net assets acquired were as follows:

Resource property		$ 2,816,916
Current assets		54,184
		2,871,100
Total liabilities		(1,452,621)

Net assets acquired		1,418,479

Consideration paid:
Common stock	$1,560,000
Convertible debentures	1,337,038	$2,897,038

Excess of consideration paid over net
assets acquired, allocated to the
acquisition cost of property		$(1,478,559)

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

7.

SALE AND PURCHASE AGREEMENT (Continued)

Of the 15,600,000 common shares issued for the acquisition of MAN, 13,648,680 shares issued to two insiders of the Company are held in escrow and are subject to the release terms of a TSX Venture Exchange Tier 2 Surplus Security Escrow Agreement (6 years).  The escrow term may be reduced to that of a Tier 2 Value Security Escrow Agreement (3 years) upon the Company receiving a positive recommendation to proceed with a proposed second phase work program and raising sufficient funds to conduct the work program.  Should the debentures be converted into common shares of the Company, those shares would be subject to the same escrow terms.

During the third quarter of fiscal 2003, 3,049,360 common shares were issued at a price of CDN $0.142 upon the conversion of an outstanding debenture to extinguish $418,275 (US$273,279) in debt.

During fiscal 2003, the Company satisfied the conditions and the TSX Venture Exchange accepted the Company’s application for early release of the escrow securities.  During fiscal 2003, 5,459,472 common shares were released from escrow for the acquisition of MAN and 1,219,744 common shares were released from escrow from the conversion of a debenture.

8.

RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

(a)

Consulting fees of $46,057(2002 - $25,469) paid to directors and officers.

(b)

Management fees of $30,000 ( 2002 - $12,500) paid to a company owned by the President and Director of the Company.

(c)

Rent and office expenses of $23,544 (2002 - $23,784) paid to a Company with common directors.

(d)

Included in accounts payable is $2,842 (2002 - $603) due to directors, officers or companies controlled by them.

(e)

A shareholder and director has made advances to the Company which were outstanding in whole or in part at the year-end in the amount of $241,458 (2002 - $134,478).  These advances are interest bearing at a rate of prime plus 2% and have no fixed terms of repayment.  For the year ended August 31, 2003, $15,648 (2002 - $2,690) was charged to the Company for accrued interest on the advances.

(f)

During the prior year, the Company entered into a share purchase and sale agreement with MAN (note 7).  As part of this agreement, 13,648,680 of the 15,600,000 shares issued and two convertible debentures, totalling $1,289,259 were issued to two Company insiders.  The Company and MAN are related by way of common directors.  On March 24, 2003, a US $273,279 debenture was converted into 3,049,360 shares at a price of CDN $0.142 per share.  These shares were placed into escrow and will be subject to the same release terms as the shares issued to insiders for the acquisition of M.A.N. Resources Inc.  During fiscal 2003, 5,459,472 common shares were released from escrow for the acquisition of MAN and 1,219,744 common shares were released from escrow from the conversion of a debenture.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

9.

INCOME TAX LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes.  The tax effect has not been recorded in the financial statements.  These losses expire as follows:

Available to	Amount

2004	$213,000
2005	204,000
2006	125,000
2007	56,000
2008	71,000
2009	270,000
2010	370,000

$1,309,000

The components of the future income tax assets are as follows:

	2003	2002

Future income tax assets
Non-capital loss carry-forwards	$1,309,000	$1,328,000
Unused cumulative foreign exploration
and development expense	11,820,425	10,272,112
Unused cumulative Canadian exploration
and development expenses	35,000	35,000

	13,164,425	11,635,112
Appropriate tax rate	36%	46%

	4,739,193	5,352,153
Less: Valuation allowance	(4,739,193)	(5,352,153)

	$0	$0

The valuation allowance reflects the Company's estimate that the tax assets likely will not be realized.

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years.  These losses expire commencing in 2004 through 2010.  The exploration and development expenses can be carried forward indefinitely.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

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

Under US GAAP, mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property.  Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated mine life, recovery rates, capital requirements, remediation costs and future prices considering the Company’s hedging and marketing plans.

(b)

Reconciliation of total assets, liabilities and shareholder’s equity:

	2003	2002

Total assets for Canadian GAAP	$ 12,029,208	$9,140,687
Adjustments to US GAAP	(10,525,395)	(8,837,596)

Total assets for US GAAP	$1,503,813	$303,091

Total liabilities per Canadian GAAP	$1,076,855	$1,206,368
Adjustments to US GAAP	171,630	283,624

Total liabilities for US GAAP	$1,248,485	$1,489,992
Total equity for Canadian GAAP	10,952,353	7,934,319
Adjustments to US GAAP	(10,697,025)	(9,121,220)

Total equity (deficit) for US GAAP	255,328	(1,186,901)
Total equity and liabilities for US GAAP	$1,503,813	$303,091

For Canadian GAAP purposes convertible debentures are considered a combined instrument, part debt and part equity.  For US GAAP purposes, the debentures are considered debt.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

10.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(c)

Reconciliation of loss reported in Canadian GAAP and US GAAP:

	2003	2002

Statement of operations for year ended August 31,
Reconciliation of net loss from Canadian GAAP to
US GAAP
Net loss per Canadian GAAP	$(380,320)	$(269,052)
Acquisition of mineral properties	(139,485)	(2,913,432)
Exploration and development costs net	(1,548,314)	(349,723)

Net loss per US GAAP	$(2,068,119)	$(3,532,207)

Net loss per share in accordance with:
Canadian GAAP	$(0.008)	$(0.006)
Total differences	$(1,687,799)	$(3,263,155)

Net loss per share in accordance with US GAAP	$(0.04)	$(0.09)

Weighted average number of shares outstanding	48,689,646	36,051,088

Under US GAAP advances, loans (and repayments thereof) from shareholders are classified as financing activities in the statement of cash flows.  The effect on the statements of cash flows is as follows:

	2003	2002

Operating Activities
Cash provided by (used in) operations per
Canadian GAAP	$(101,395)	$(169,093)
Shareholder advances, loans	106,980	61,073

Cash provided by (used in) operations per US GAAP	$5,585	$(108,020)

Financing Activities
Shareholder loans, advances per Canadian GAAP	$0	$0
Shareholder loans, advances per US GAAP	$106,980	$61,073

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

10.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (Continued)

(d)

Accounting pronouncements

In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123".  SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation.  Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting.  These disclosures are now required for interim periods in additional to the traditional annual disclosure.  The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted.  The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company adopted these requirements effective September 1, 2002.

(e)

Comprehensive loss

	Years Ended August 31,
	2003	2002

Net loss per US GAAP	$(2,074,374)	$(3,636,527)
Other comprehensive income (loss)	0	0

Comprehensive loss per US GAAP	$(2,074,374)	$(3,636,527)

11.

SUBSEQUENT EVENT

(a)

Management Changes

Subsequent to August 31, 2003, the Company announced several senior leadership changes effective November 1, 2003.  Mr. Gerald G. Carlson resigned as President and Mr. Robert Angrisano stepped in as interim President.  Mr. Monty Moore was appointed as interim Chief Executive Officer.

(b)

Options and Warrants Exercised

Subsequent to August 31, 2003, 381,717 stock options were exercised at $0.10 per share for gross proceeds of $38,171.  In addition, 250,000 warrants were exercised at US $0.25 per share for gross proceeds of $78,125 (US $62,500) and 3,144 warrants were exercised at $0.25 per share for gross proceeds of $786.

NEVADA STAR RESOURCE CORP.

Notes to Consolidated Financial Statements

Years Ended August 31, 2003 and 2002

(Canadian Dollars)

12.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable, amounts due to shareholder and convertible debentures.

(i)

Fair value

The carrying value of cash, accounts receivable, accounts payable, amounts due to shareholder and convertible debentures approximate their fair value because of the short maturity of these financial instruments.

(ii)

Interest rate risk

The Company is not exposed to significant interest rate cash flow risk for the convertible debentures, as they are at a fixed rate of interest. The Company is exposed to interest rate cash flow risk with regards to its loan due to shareholder. This loan accrues interest at a rate of interest tied to the commercial bank prime interest rate.

(iii)

Credit risk

The Company is not exposed to credit risk with respect to its receivables as these are due from the Government of Canada.

(iv)

Foreign exchange risk

The Company is exposed to foreign exchange risk to the extent that its accounts payable and its convertible debenture are denominated in U.S. dollars. The Company mitigates this foreign exchange risk where possible, by matching U.S. dollars received for capital stock transactions, to U.S. dollar denominated debts.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company’s two most recent fiscal years and any later interim periods, neither the principal accountant nor a significant subsidiary’s independent accountant on whom the principal accountant expressed reliance in its report, resigned (or declined to stand for re-election) or was dismissed.

ITEM 8A.

CONTROLS AND PROCEDURES

Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s President has concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Office with the Company	Appointed Director
Monty Moore	67	Chairman, CEO and Director	1993
Robert Angrisano	49	President and Director	1999
Gerald G. Carlson	57	Director	2002
Richard W. Graeme	62	Director	1994
Stuart Havenstrite	71	Director	1994

Monty Moore, Chairman, CEO and Director

Mr. Moore was appointed Chairman of the Company in 2002 but previously held the position of President since 1993. Since 1971, Mr. Moore has been a private contractor from Seattle, Washington. Mr. Moore is a member of the Northwest Mining Association.

Robert Angrisano, President and Director

Mr. Angrisano graduated from University of Oregon with a degree in Business Administration. Mr. Angrisano has been employed by Microsoft Corp. since 1993 and is currently a Senior Principal Technologist for Microsoft. He was the President, Director and principal shareholder of M.A.N. Resources, Inc., which was recently acquired by the Company. Mr. Angrisano is a Fire Commissioner for Kittitas County Fire District #8 and serves on one other Board, none public or related to mining.

Mr. Angrisano has spent 26 years as a consultant and technologist in high tech industry.  He has held a variety of management and executive positions involved in guiding companies’ directions and strategies

Gerald G. Carlson, P. Eng., Director

Dr. Carlson has been involved for over 30 years in managing mineral exploration and mining development companies. His experience has focused on precious and base metal deposits around the Pacific Rim, including western North America, Mexico, Central America, South America, Australia and Asia. This experience has included independent consulting assignments, management of major company exploration programs, junior mining companies and university level teaching. He is also President and Director of Copper Ridge Explorations Inc., Chairman and Director of IMA Exploration Inc., Director of Fairfield Minerals Ltd., and Director of Orphan Boy Resources Inc.   Dr. Carlson was President of La Teko Resources Ltd., which was acquired by Kinross Gold Corporation. He has taken an active role in professional geoscience associations on both local and national levels and is President of the Society of Economic Geologists Canada Foundation and a past President of the British Columbia and Yukon Chamber of Mines. Dr. Carlson's international reputation and extensive experience in managing mineral exploration and mining development companies throughout the world lends the Company a high profile in mining and investment communities.

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

Stuart Havenstrite, Director

Stuart Havenstrite is President and sole employee of Havenstrite Management Services, a geological and mine management company specializing in mine development and mine remediation. Between 1987 and 1990, he was President and Chief Operating Officer of Alta Gold Co. where he was responsible for operating six mines processing 27,000 tonnes per day.  Mr. Havenstrite is a Certified Professional Geologist with the American Institute of Professional Geologists and he graduated from Stanford University in 1956 with a B.Sc. in Mining and Petroleum Geology. He is a member of AIME, MMSA and several local mining discussion groups.

(b)

Identification of Certain Significant Employees

The Company has no employees.

(c)

Family Relationships

There are no family relationships between any of the directors and officers

(d)

Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

(e)

Audit Committee Financial Expert

The board of directors has determined that there is no financial expert on its audit committee.  The Company expects to expand its board at the next annual general meeting to address this issue.

(f)

Identification of Audit Committee

The current members of the audit committee are Robert Angrisano, Gerald Carlson and Stuart Havenstrite.  The Company does not currently have a written audit committee charter.  Presently, Mr. Havenstrite is the only director deemed to be an independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards.  After the next annual general meeting, the Company intends to appoint an audit committee composed entirely of directors who meet the independence requirements.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Company pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, there were no delinquent filings.

Code of Ethics

The Company has a Code of Business Conduct (the “Code”) that applies to the Chief Executive Officer and all senior financial officers of the Company that includes provisions covering conflicts of interest, ethical conduct, compliance with applicable government laws, rules and regulations, and accountability for adherence to the Code. A copy of the Code is posted on the Company’s website.  Any waiver of any provision of the Code granted to a Senior Officer may only be granted by the full Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on the Company’s website www.nevadastar.com for a period of 12 months.  A copy of the Code of Ethics may be obtained from the Secretary of the Company at no charge upon request.

ITEM 10.

EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and executive officers whose total annual salary and bonus exceeded $100,000 during the last completed financial year ("Executive Officers").  Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

During the year ended August 31, 2003, Gerald Carlson was the principal Executive Officer for the Company.  Subsequent to the year end, Mr. Carlson resigned as President and Robert Angrisano was appointed as President, both on November 1, 2003.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Securities Under Options/ SARs Granted (#)	Restricted Shares / Units Awarded ($)	LTIP Payouts ($)
Gerald G. Carlson Former President, and Director	2003	$Nil	$Nil	$30,000	Nil	$Nil	$Nil	$Nil

(b)

Option/SAR Grants

There were no options or SAR grants to the Named Executive Officer during the last completed financial year.

(c)

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth incentive stock options exercised by the Named Executive Officer during the most recently completed financial year as well as the fiscal year-end value of stock options held by the Named Executive Officer.  During this period, no outstanding SARs were held by the Named Executive Officer.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized (CDN $) (1)	Unexercised Options/SARs at the Financial Year End (#) Exercisable/ Unexercisable	Value of Unexercised in-the Money Options/SARs at Financial Year End ($) Exercisable/ Unexercisable (2)
Gerald Carlson Former President, and Director	Nil	$Nil	1,000,000/Nil	$252,500/Nil

(1)

Based on the difference between the option exercise price and the closing market price of the Company’s shares on the date of exercise.

(2)

In-the-Money Options are those where the market value of the underlying securities as at the most recent financial year end exceeds the option price.  The closing market price of the Company’s shares on the TSX Venture Exchange as at August 31, 2003 (ie., the financial year end) was $0.38.

(d)

Long-Term Incentive Plan (“LTIP”) Awards

The Company did not have a long-term incentive awards plan during the most recently completed financial year.

(e)

Compensation of Directors

Standard Arrangements

During the most recently completed financial year, there were no standard arrangements pursuant to which directors of the Company were compensated for any services provided as a director, including any additional amounts payable for committee participation or special assignments.

Other Arrangements

During the most recently completed financial year, there were no other arrangements pursuant to which directors of the Company were compensated for any service provided as a director.

(f)

Employment Contracts and Termination of Employment, and Change-in Control Arrangements

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, Director of the Company, is paid a fee of $2,500 per month for management services which includes the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2003, KGE was paid management fees totaling $30,000.  This arrangement was terminated by mutual consent on November 1, 2003.

(g)

Report on Repricing of Options/SARs

There were no option/SAR repricings during the most recently completed financial year.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Securities Authorized for Issuance Under Equity Compensation Plans.

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

(b)

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known to us, as of December 5, 2003, to be a beneficial owner of five percent (5%) or more of the Company's outstanding common stock.  No other class of voting securities is outstanding.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

As of August 31, 2003, there were 71,874,796 shares issued and outstanding.  Subsequent to August 31, 2003, 381,717 stock options were exercised at $0.10 per share for gross proceeds of $38,171.70 and 150,000 stock options were exercised at $0.1275 per share for gross proceeds of $19,125.  In addition, 250,000 warrants were exercised at US $0.25 per share for gross proceeds of US $62,500 and 3,144 warrants were exercised at $0.25 per share for gross proceeds of $786.

As of December 5, 2003, there were 72,659,657 shares of common stock outstanding and 17,203,235 shares of common stock issuable upon exercise of warrants, options and convertible debentures which are exercisable within 60 days.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Monty Moore 10735 Stone Avenue N. Seattle, WA, USA 98133	21,975,134 (1)	24.5%
Common	Robert Angrisano P.O. Box 119 Snoqualmie Pass, WA, USA 98068	12,011,896 (2)	13.4%

(1)

Includes 17,285 shares owned by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore and a maximum of 6,350,640 shares issuable upon conversion of a debenture expiring on July 3, 2007.

(2)

Includes 11,511,896 shares held directly by Mr. Angrisano and 500,000 share purchase warrants expiring on April 28, 2006.

(c)

Security Ownership of Management

The following table sets forth as of December 5, 2003 the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Monty Moore 10735 Stone Avenue N. Seattle, WA, USA 98133	21,975,134 (1)	24.5%
Common	Robert Angrisano P.O. Box 119 Snoqualmie Pass, WA, USA 98068	12,011,896 (2)	13.4%
Common	Gerald G. Carlson Suite 500, 625 Howe Street Vancouver, BC, Canada, V6C 2T6	1,156,780 (3)	1.3%
Common	Stuart Havenstrite 8111 Maio Drive Sandy, Utah, USA 84093	562,401	0.6%
Common	Richard W. Graeme P. O. Box 4272 Bisbee, Arizona, USA 85603	100,000	0.1%
Common	Directors and Officers as a Group (5 individuals)	35,806,211	39.8%

(1)

Includes 17,285 shares owned by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore and a maximum of 6,350,640 shares issuable upon conversion of a debenture expiring on July 3, 2007.

(2)

Includes 11,511,896 shares held directly by Mr. Angrisano and 500,000 share purchase warrants expiring on April 28, 2006.

(3)

Includes 127,590 shares owned by KGE Management Ltd., a privately held company controlled by Mr. Carlson, 150,000 shares held directly by Mr. Carlson, 850,000 options currently exercisable expiring on March 5, 2007 and 29,190 shares issuable to KGE Management Ltd. upon the exercise of share purchase warrants expiring on April 28, 2006.

(d)

Changes in Control

Management is not aware of any arrangements which may result in a change in control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Transactions with Management and Others

The Company was or is a party to the following transactions during the last two years, or proposed transactions, in which any of the following persons had or is to have a direct or indirect material interest:  (1) any director or executive officer of the Company; (2) any nominee for election as a director; (3) any beneficial owner of five percent (5%) or more of the Company's outstanding common stock; and (4) any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in paragraph (a)(1), (2) or (3) of this item:

(i)

Monty Moore, a shareholder, officer and director, made advances to the Company which were outstanding in whole or in part at the year ended August 31, 2003 (in the amount of $241,458) and August 31, 2002 (in the amount of $134,478).  There is no written agreement between the Company and Mr. Moore with regard to the repayment of the monies advanced.  Initially, the monies were advanced on an interest free basis but commencing Fiscal 2002, the advances became interest bearing at a rate of prime plus 2% and have no fixed terms of repayment.  The monies are expected to be repaid at the point at which the Company has adequate revenues to make such payments without restricting the operations of the Company.  In the alternative, upon approval of Mr. Moore and the Board of Directors, the advances may be converted to equity.  During Fiscal 2003 and Fiscal 2002, $15,648 and $2,690, respectively, were charged to the Company for accrued interest expense.

(ii)

During the year ended August 31, 2002, Kevin Weaver, a shareholder and former director of the Company, received 6,000,000 shares of Common Stock at a deemed price of $0.10 per share pursuant to a debt settlement for loans made to the Company over several years.

(iii)

During the year ended August 31, 2002, Stuart Havenstrite, a shareholder and director of the Company, received 179,543 shares of Common Stock at a deemed price of $0.1575 per share pursuant to a debt settlement for geological services rendered over a two-year period.

(iv)

On January 9, 2002, the Company entered into a Share Purchase and Sale Agreement with the shareholders of MAN to acquire 100% of the issued and outstanding share capital of MAN.  See “Terms of Acquisition” on page 21 for the terms of acquisition.  MAN was controlled by Monty Moore, Chairman, CEO and Director of the Company, and Robert Angrisano, President and Director of the Company.  There were also a number of other minority shareholders.  The Share Purchase and Sale Agreement was ratified by the shareholders at the Company’s annual general and special meeting on May 15, 2002.

(v)

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, Director of the Company, is paid a fee of $2,500 per month for management services which includes the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2003 and Fiscal 2002, KGE was paid management fees totaling $30,000 and $12,500, respectively.  This arrangement was terminated by mutual consent on November 1, 2003.

(vi)

The Company's executive offices are rented from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, Director of the Company, is a director and officer.  The Company’s rent is $1,500 per month for 50% use of the office space plus the reimbursement of 50% of the cost for equipment rental, telephone lines and office supplies.  There is no lease or rent agreement between Copper Ridge and the Company.  During Fiscal 2003 and Fiscal 2002, $23,544 and $23,784, respectively, was paid to Copper Ridge for rent and the reimbursement of office expenses.

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of the report:

1.

Financial Statements:

Independent Auditors' Reports

Consolidated Balance Sheets at August 31, 2003 and 2002

Consolidated Statements of Operation and Deficit for the years ended August 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ending August 31, 2003 and 2002

Consolidated Statements of Investment In and Expenditures On Resource Properties for the years ended August 31, 2003 and 2002

Notes to Consolidated Financial Statements

2.

Exhibits required by Item 601:

(3)(i)

Articles of Incorporation. (2)

(3)(ii)

Bylaws. (2)

(10)

Material contracts. (2)

(13)

Annual report to security holders, Form 10Q

or quarterly report to security holders. (2)

(14)

Code of Ethics - attached

(31)

Rule 13a-14(a)/15d-14(a) Certifications - attached

(32)

Section 906 certifications - attached

(99)

Additional Exhibits. (1)

(1)  These items have either been omitted or are not applicable

(2)  Incorporated by reference to previous filing

(b)

No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

(c)

Financial Statements are filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company is not required to comply with this item.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(a)

Audit Fees

The aggregate fees billed for  professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2003 and 2002 and the reviews off the financial statements included in the Company’s Forms 10-QSB during those fiscal years were $13,500 and $13,500, respectively.

(b)

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements.

(c)

Tax Fees

The Company incurred fees of $2,000 during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

(d)

All Other Fees

The Company incurred other fees of $5,800 during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA STAR RESOURCE CORP.
(Registrant)
December 11, 2003	/s/ Robert Angrisano
Date	Robert Angrisano, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons representing a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.

December 11, 2003	/s/ Monty Moore
Date	Monty Moore, Chairman, CEO and Director
December 11, 2003	/s/ Gerald G. Carlson
Date	Gerald G. Carlson, Director
December 11, 2003	/s/ Stuart Havenstrite
Date	Stuart Havenstrite, Director