Form 10QSB
period 2003-11-30
NEVADA STAR RESOURCE CORP
filed 2004-01-15
CIK 877019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2003

OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

0-25489

NEVADA STAR RESOURCE CORP.

-----------------------------------------------

Yukon Territory, Canada

98-0155690

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 72,772,531 shares

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes  (  )  No  (X)

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Robert Angrisano

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Karen Liu

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Robert Angrisano

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Karen Liu

(b)

Reports of Form 8-K

During the quarter ended November 30, 2003, the Company filed one report on Form 8-K.  The matter was reported under “Item 5. Other Events” and reported that effective November 1, 2003, Gerald G. Carlson would resign as President but would remain a director of the Company.  Also effective November 1, 2003, Robert Angrisano was appointed as interim President and Monty Moore would serve as interim Chief Executive Officer of the Company.  The report on Form 8-K was filed on November 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

BY:

/s/ Robert Angrisano

Date:  January 13, 2004

________________________________________

Robert Angrisano, President

BY:

/s/ Karen Liu

Date:  January 13, 2004

_______________________________________

Karen Liu, Principal Financial Officer

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Robert Angrisano

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Karen Liu

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Robert Angrisano

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Karen Liu