Form 10QSB
period 2004-02-29
NEVADA STAR RESOURCE CORP
filed 2004-04-13
CIK 877019

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number

000-25489

NEVADA STAR RESOURCE CORP.

---------------------------------------------------------------

Yukon Territory, Canada

98-0155690

---------------------------------------------------

---------------------

(State of other jurisdiction of incorporation

(I.R.S. Employer

or organization)

Identification No.)

10735 Stone Avenue North

Seattle, Washington, USA

98133

----------------------------------------------

--------------

(Address of principal executive offices)

(Zip Code)

425-467-1836

---------------------------------------------------

(Issuer's telephone number, including area code)

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 73,315,162 shares

Transitional Small Business Disclosure Format (check one)  Yes  (  )  No  (X)

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company held its Annual General Meeting on January 29, 2004. The following matters were submitted to a vote of the Shareholders at the meeting:

1.

To Fix the Number of Directors at Seven (7).

The following sets forth the tabulation of shares voting for this matter

	52,900,639	For	94.20%
	10,529	Against	0.02%
	0	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.78%

2.

Election of Directors at the Annual General Meeting.

The following persons were elected Directors of the Company to hold office until the election of Directors at the next Annual General Meeting:

Monty Moore

Robert Angrisano

Gerald Carlson

Stuart Havenstrite

Richard W. Graeme

Michael Sharon

Edward Waale

The following sets forth the tabulation of shares voting for each Director

Monty Moore	52,911,168	For	94.22%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.78%

Robert Angrisano	52,911,168	For	94.22%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.78%

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

Gerald Carlson	52,834,516	For	94.21%
	0	Against	0.00%
	76,652	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.79%

Stuart Havenstrite	50,351,039	For	93.94%
	0	Against	0.00%
	2,560,129	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	6.06%

Richard Graeme	52,834,516	For	94.21%
	0	Against	0.00%
	76,652	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.79%

Michael Sharon	52,834,516	For	94.21%
	0	Against	0.00%
	76,652	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.79%

Edward Waale	52,834,516	For	94.21%
	0	Against	0.00%
	76,652	Withheld
	0	Not Voted
Total shares voted: 56,159,821	32,248,653	In Person	5.79%

3.

Appointment of Auditors

Smythe Ratcliffe, Chartered Accountants, were appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company.  The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of shares voting for this matter.

Appoint Auditors	52,834,516	For	94.21%
	0	Against	0.00%
	76,652	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.79%

4.

Stock Option Plan

The Board of Directors of the Company adopted a stock option plan (the “Stock Option Plan”) effective December 31, 2003, subject to acceptance by the TSX Venture Exchange and the shareholders of the Company.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. The granting of such options is intended to align the interests of such persons with that of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price not less than the Discounted Market Price as defined in

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

the Plan prevailing on the day that the option is granted. Pursuant to the Stock Option Plan, the board of directors may from time to time authorize the issue of options to directors, officers, employees and consultants of the Company and its subsidiaries or employees of companies providing management services to the Company or its subsidiaries. The maximum number of Shares which may be issued pursuant to options previously granted and those granted under the Stock Option Plan will be 7,000,000 Shares. In addition, the number of Shares which may be reserved for issuance to any one individual may not exceed 5% of the issued Shares on a yearly basis. Vesting of options granted under the Stock Option Plan shall be at the discretion of the board of directors. The Stock Option Plan must be approved by a majority of the votes cast by shareholders other than insiders or their associates to whom Shares may be issued pursuant to the Stock Option Plan.

The Stock Option Plan is structured as so that both Incentive Stock Options qualified plan under the U.S. Internal Revenue Code and non qualified stock options may be issued.  The Plan is administered under the auspices of the Board of Directors.  It is intended, that to the extent possible, the exercise of Stock Options will be exempt from the operation of Section 16(b) of the Securities Exchange Act of 1934, as amended.  Options are exercisable for a maximum of ten (10) years.  Transferability is prohibited except for limited circumstances regarding the demise of an Optionee.  The maximum number of shares available for issue upon the exercise of all stock option plans adopted by the Company shall not exceed 7,000,000 shares.

The option exercise price for Incentive Stock Options may be no less than the fair market value on the date of grant of the Option, except that the exercise price for any ten percent (10%) shareholder must be 110% of the fair market value on the date of grant. The option price for the Non-Qualified Stock Options may be the lowest allowable price under applicable law.

The following sets forth the tabulation of shares voting for this matter.

Approve Stock Option Plan	38,287,501	For	87.09%
	2,425,588	Against	5.52%
	0	Withheld
	12,198,079	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	7.39%

5.

Approval of Directors Acts.

All acts of the directors and officers of the Company on its behalf since the last annual general meeting of the Company including matters referred to in the Financial Statements of the Company as at August 31, 2003 were ratified and approved.

Approve of Directors’ Acts	52,911,168	For	94.22%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.78%

6.

Other Business

The Proxyholder was given discretion to vote upon any amendment or variation of the above matters or any other matter properly brought before the meeting.  No other business was transacted.

Other Business	52,885,168	For	94.17%
	26,000	Against	0.05%
	0	Withheld
	0	Not Voted
Total shares voted: 56,159,821	3,248,653	In Person	5.78%

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

BY:

/s/ Robert Angrisano

Date:  April 13, 2004

________________________________________

Robert Angrisano, President

BY:

/s/ Karen Liu

Date:  April 13, 2004

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