Form 10QSB
period 2004-05-31
NEVADA STAR RESOURCE CORP
filed 2004-07-20
CIK 877019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 2004

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 77,576,262 shares

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes  (  )  No  (X)

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

5.

Other Information

Stock Option Plan

On April 14, 2004, the TSX Venture Exchange accepted for filing a Stock Option Plan which was previously approved by the shareholders of the Company at the annual general meeting held on January 29, 2004.  The Stock Option Plan is structured so that both Incentive Stock Options qualified plan under the U.S. Internal Revenue Code and non qualified stock options may be issued.  The maximum number of shares which may be issued under this Stock Option Plan shall not exceed in the aggregate of 7,000,000 common shares.

Granting of Stock Options

On April 23, 2004, 2,600,000 stock options exercisable at a price of US $0.35 per share for a three-year period and 1,750,000 stock options exercisable at a price of US $0.32 per share for a three-year period were granted to directors, officers and a consultant of the Company pursuant to the Stock Option Plan.  All stock options are subject to vesting over an 18 month period with 1/3 vesting at six months, 1/3 vesting at 12 months and 1/3 vesting at 18 months.  These stock options were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

Committee Charters and Principles

On June 22, 2004, the Board of Directors approved the adoption of an Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, and Corporate Governance Principles.  Copies of the foregoing are available at the Company's website at www.nevadastar.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

BY:

/s/ Robert Angrisano

Date:  July 20, 2004

________________________________________

Robert Angrisano, President

BY:

/s/ Karen Liu

Date:  July 20, 2004

_______________________________________

Karen Liu, Principal Financial Officer

EXHIBITS

Exhibit 4.1 – Stock Option Plan

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Robert Angrisano

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Karen Liu

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Robert Angrisano

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Karen Liu

Exhibit 99.1 – Audit Committee Charter

Exhibit 99.2 – Compensation Committee Charter

Exhibit 99.3 – Corporate Governance and Nominating Committee Charter

Exhibit 99.4 – Corporate Governance Principles