Form 10KSB
period 2004-08-31
NEVADA STAR RESOURCE CORP
filed 2004-12-14
CIK 877019

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2004

[   ]

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _______

Commission file number:

000-25489

NEVADA STAR RESOURCE CORP.

(Name of Small Business Issuer in Its Charter)

Yukon Territory, Canada

98-0155690

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

10735 Stone Avenue North

Seattle, Washington, USA

98133

(Address of principal executive offices)

(Zip Code)

(Registrant's telephone number, including area code)

(425) 467-1836

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

Name of each exchange on which registered

None

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year.  Nil

SEC 2337  (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (Section 85,938), effective June 13, 1997, 62 F.R. 26387.] $13,629,166 based on the closing price of $0.28 on the OTC-BB on November 12, 2004.

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes       No          Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  77,651,262 at the date hereof

DOCUMENTS INCORPORATED BY REFERENCE

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

Yes_____  No    X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

Nevada Star Resource Corp. (the “Company” or “Nevada Star”) was incorporated under the laws of the Company Act of British Columbia, Canada on April 29, 1987.  On June 17, 1998, the Company was continued into the Yukon Territory under Section 190 of the Yukon Business Corporation Act.  The Company conducts its operations through its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation, and Nevada Star Resource Corp. (formerly M.A.N. Resources, Inc.) (“MAN”), a Washington corporation.

On July 3, 2002, the Company acquired MAN, a private company controlled by two directors of the Company.  MAN was incorporated on August 25, 1998 pursuant to the laws of the State of Washington, U.S.A.  Its business was the exploration and development of mineral properties.  See “Item 2. Description of Property, MAN Alaska Project”.

The executive offices of the Company are located at 10735 Stone Avenue North, Seattle, Washington, USA, 98133, Tel: (425) 467-1836.  The Company also has a Vancouver office located at Suite 500, 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6, Tel: (604) 688-0833.  The registered and records office of the Company is located at Suite 300, 204 Black Street, Whitehorse, Yukon, Y1A 2M9.

Unless otherwise noted, all dollar amounts are quoted in U.S. Dollars.

Business of the Issuer

The Company is engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing nickel, platinum group elements (PGE’s), copper, gold, silver and associated base and precious metals.  All of the Company’s properties are currently in the exploration stage which is the stage of determining feasibility for development.  No reserves have been identified on any of the Company’s properties although the Milford District Property is currently the subject of a feasibility study by a third party.  See “Item 2.  Description of Property”.

Where management determines that it is in the best interest of the Company, partners will be sought to further the development of certain properties.  The Company’s principal properties are the MAN Alaska Project in the State of Alaska, the Gold Hill Property in the State of Nevada and the Milford District Property in the State of Utah.  Area 1 of the MAN Alaska Project is currently under option to Anglo American Exploration (USA), Inc. (“Anglo USA”), a wholly owned subsidiary of Anglo American plc, the Gold Hill Property is under option to Round Mountain Gold Corporation (“RMGC”), a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, and the Milford District Property is currently under option to Western Utah Copper Company (“WUCC”).  See “Item 2.  Description of Property”.

The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans; however, the Company believes it has sufficient funds to satisfy cash demands for general and administrative expenses and property holdings costs for the next twenty four months.

The Company is currently reviewing data from the 2004 exploration program on the MAN Alaska Project to determine the 2005 exploration program.  The Company will also take into consideration the exploration program Anglo USA plans to implement on Area 1 of the MAN Alaska Project.  Anglo USA must spend $1.2 million on Area 1 in calendar year 2005 to retain its position in the MAN Alaska Project.  To fund exploration programs in Areas 2, 3, 4 and 5 of the MAN Alaska Project in 2005, the Company is seeking partners to option all or part of Areas 2, 3, 4 and 5.  The exercise of options and warrants may also provide additional funds.  At

November 12, 2004, the outstanding warrants and options represent a total of 8,423,900 shares of Common Stock issuable for a minimum of $2.669 million and a maximum of $3.831 million if warrants and options are ultimately exercised in full.  The exercise of the warrants and options is completely at the discretion of the respective holders.

Employees

The Company has one full-time employee, the President, who is retained pursuant to an employment agreement, and one part-time employee. The Company also engages directors, officers and contractors from time to time to supply work on specific corporate business and exploration programs.  The Company is in the process of interviewing for a Vice President of Exploration, which could be a full-time or near full-time position.

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

If the Company becomes more active on its U.S. properties, it is reasonable to expect that compliance with environmental regulations will increase costs to the Company.  Such compliance may include feasibility studies on the surface impact of the Company's proposed operations; costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife, and permits or bonds as may be required to ensure the Company's compliance with applicable regulations.  It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with exploration, development, or mining operations on any of its mineral properties.

Reports to Security Holders

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.  The Company’s SEC filings can also be viewed on our website at www.nevadastar.com.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's executive office in Seattle is located at 10735 Stone Avenue North, Seattle, Washington, USA, 98133, Tel: (425) 467-1836.  The Company uses approximately 1,000 square feet of this space which is provided free of charge from Monty Moore, Chairman and CEO of the Company.  The Company began occupying this facility in 1993 and it is considered adequate for current needs.  There is no lease or rent agreement between Monty Moore and the Company.

The Company’s Vancouver office is located at Suite 500 – 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6, telephone (604) 688-0833.  The Company uses a portion of this space which it rents from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, Director of the Company, is a director and officer.  The Company began occupying this facility in February 2002 and it is considered adequate for current needs.  There is no lease or rent agreement between Copper Ridge and the Company.

The Company’s principal properties are the MAN Alaska Project in the State of Alaska, the Gold Hill Property in the State of Nevada and the Milford District Property in the State of Utah.

MILFORD DISTRICT, UTAH

Property Location and Accessibility

The Milford District property (referred to as the OK Copper Mine and the Beaver Lake Property in the consolidated financial statements) consists of 80 patented mining claims, 188 unpatented mining claims, five Utah state leases, and 93 acres of fee land, aggregating approximately 6,310 acres.  The Company has two exploration targets in the district:  the Cortex and OK properties.

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

History

The Milford district was organized in 1872, but had only small and intermittent production prior to 1962.  Most of the early production was from the Old Hickory tungsten mine and the Montreal iron mine.  The pre-

1962 production had a total value of less than $3 million.

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

The property lay idle until the early 1990s, when Cortex acquired the Hidden Treasure Mine and deposit, Maria mine and deposit, Copper Ranch deposit, and surrounding ground.  Cortex conducted confirmation drilling on the Copper Ranch deposit and did extensive sampling and metallurgical test work on the Maria deposit.  The copper appears to be acid leachable in the Maria ores.  Cortex agreed in late 1997 to sell the property to the Company.

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

Terms of Acquisition

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah. Consideration was the issuance of two million shares of Common Stock of the Company over five years, which shares have been issued.  The Vendor also retains a 12% net profits interest to apply to all copper production coming from any claims.  A finder's fee of 150,000 shares at a deemed price of CDN $0.65 per share was paid in Fiscal 1998.

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the "Vendor"), the Company purchased mining claims in Beaver County, Utah.  Consideration is 2 million shares of Common Stock of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued December 21, 2000) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production.  The Vendor also retains a 2% net smelter return royalty which will not exceed $3 million in aggregate. Total royalties on any production will not exceed 4%. The Company also granted Cortex one million warrants for the Company's shares of Common Stock exercisable at $1.00 per share, which have since expired. A finder's fee of 75,000 shares at a price of CDN $0.65 each was paid in Fiscal 1998.

Option Agreement

On December 17, 2003, the Company announced that Western Utah Copper Company (“WUCC”) exercised its option to acquire a 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million.  As part of the option execution, WUCC paid $91,872.76 to reimburse the Company for holding costs pertaining to the claims.  Under the option agreement, WUCC has three years to put the property into production and must honor the Company’s obligations to leaseholders.  The Company will receive 1% of net proceeds from the first 10 million pounds of copper produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced.  Total royalties are capped at $10 million.

On November 19, 2003, WUCC announced a joint partnership, on the Milford District property, with Palladon Ventures Ltd. (“Palladon”).  Palladon may obtain a 65% working interest in the Milford District property by updating a feasibility study and expending up to $4 million over a five-year period with a $120,000 work commitment in the first year.  Between April 26 and July 9, 2004, the Palladon/WUCC joint venture drilled 22 reverse circulation rotary holes for a total of 8,285 feet (2,525 meters).  As of October 26, 2004, a Three Dimensional Induced Polarization geophysical survey ("3D IP") was underway and additional drilling had been completed to expand areas of known mineralization and to aid in the interpretation of the ongoing geophysics.  The results of the drilling programs can be viewed on Palladon’s SEDAR filings at www.sedar.com.  Palladon is also in the process of updating the Company’s feasibility study which recommended production on the copper skarns.

GOLD HILL, NEVADA

The Gold Hill property is located six miles north of the existing Round Mountain Gold Mine, about 48 miles northeast of Tonopah, Nevada. The Round Mountain Gold Mine, a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, produces about 700,000 ounces of gold a year, but is quickly depleting its gold reserves and needs a new source of gold to continue operations beyond 2006 (per a technical report dated March 21, 2003 which can be viewed at http://www.kinross.com/op/pdf/Technical-Report-Round-Mountain.pdf).

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

Gold Hill is currently under lease by the Round Mountain Gold Company (“RMGC”), a joint venture of Kinross Gold Corporation and Barrick Gold Corporation.  RMGC has conducted extensive exploration including surface mapping, geochemistry (rock, soil vegetation), geophysics (resistivity, gravity, and IP), a structural evaluation, and approximately 27,100 metres of diamond drilling.  Their work has culminated in drilling, metallurgical test work, and a pre-feasibility study including a resource and reserve evaluation that is currently underway.

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

Terms of Acquisition

By an amended agreement dated February 14, 2000 between the Company and Everett L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 over 10½

years in annual payments on October 1 of the following years:

1997, 1998, 1999 (paid)

$

25,000

2000 (paid)

$

10,000

2001

$

 5,000

2002

$

10,000

2003

$

20,000

2004

$

50,000

2005

$

100,000

2006

$

664,000

Round Mountain Gold Corporation Lease

By an agreement dated May 2, 2000 between the Company and RMGC, the Company has leased to RMGC a certain interest in the property.  RMGC will assume the remaining payment obligations to the vendor and make the following payments to the Company:

$  40,000

upon execution of the agreement (paid)

$  10,000

on May 2, 2001 (paid)

$  25,000

on May 2, 2002 (paid)

$  50,000

on May 2, 2003 (paid)

$  50,000

on May 2, 2004 (paid)

$ 100,000

on May 2, 2005 and annually thereafter while the agreement is in effect.

Terms of the RMGC agreement include the following:

(i)

RMGC will pay the Company $275,000 in minimum royalty payments over the next 5 years, including $40,000 immediately and thereafter will pay annual minimums of $100,000.  The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 per ounce (1% when gold prices are below $350 per ounce). Royalty payments are capped at $10 million.

(ii)

RMGC will expend $1 million on exploration, including $100,000 in each of the first 2 years, and accelerated annual expenditures thereafter.

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

During the period May 2, 2002 to May 2, 2003, RMGC continued development drilling, completing over 58,000 feet of reverse circulation drilling and 8,000 feet of diamond core drilling. Additional geologic mapping and soil and rock geochemical surveys were completed. Metallurgical test work on various ore types was also completed. RMGC filed a “Plan of Operations” for the construction, operation and reclamation of an open pit mine and processing facilities at Gold Hill with the Bureau of Land Management (Tonopah office), on July 11, 2003.

The limits of the deposit have not been fully defined and the potential for higher-grade mineralization exists along the caldera margin. The goal of the drilling in 2003 and 2004 is to converting as much of the more than 2 million ounces of inferred resources to the measured and indicated resource category.  Metallurgical test work is currently underway and environmental baseline and hydrologic studies have been initiated.

In April 2004, the Bureau of Land Management directed the preparation of an Environmental Impact Statement (EIS) for the Gold Hill Project. According to the Bureau of Land Management, the EIS is scheduled to be completed in July 2005. RMGC is targeting production to start on the Gold Hill property at the beginning of 2006.

Permitting & Environmental

Concurrent reclamation of all areas of surface disturbance (drill sites, sumps and access roads) has continued as each phase of drilling has been completed.  RMGC advises that it is in compliance with all operating permits.

In April 2004, the Bureau of Land Management directed the preparation of an Environmental Impact Statement (EIS) for the Gold Hill Project. According to the Bureau of Land Management, the EIS is scheduled to be completed in July 2005.

MAN ALASKA PROJECT, ALASKA

The MAN Alaska Project is located in the central Alaska Range approximately 165 road miles southeast of Fairbanks and 250 road miles northeast of Anchorage.  The property is bounded by the area extending from 63o00' to 63o 25' North and 145o 30' to 146o 30' West in the Delta River Mining District in the southwest portion of the Mt. Hayes quadrangle, Alaska. The rectangular boundaries encompass parts of the Mt. Hayes A-4, A-5, B-4 and B-5 15-minute quadrangles.

The MAN Alaska Project includes 1,754 forty-acre State mining claims, 476 one hundred sixty-acre State mining claims, 120 one hundred sixty-acre State prospecting sites, 32 forty-acre Federal placer claims and 337 twenty-acre Federal lode claims covering an aggregate area of 173,500 acres or 271 square miles. Portions of the claims are located in the Fairbanks, Talkeetna, and Chitina recording districts.

Mineral rights in this part of Alaska are administered by the State of Alaska (State claims) and the U.S. Bureau of Land Management (federal claims).  Annual rents vary according to type of claim, claim size and age and are due and payable by August 31 of each year for unpatented federal mining claims and by November 30 of each year for State mining claims and prospecting sites.  Total 2003-2004 rents due for federal claims total $46,900 while rentals due on State claims total $78,415.  Claim rentals are paid in lieu of annual labor for unpatented federal claims while annual work commitment on State mining claims total $2.50 per acre per year. Amounts spent in excess of these levels are bankable on State mining claims for up to four years into the future.

The MAN Alaska project is accessible via two state of Alaska highways, the paved, all-season Richardson Highway on the east and the gravel-surfaced, seasonal Denali Highway on the south.  Full services and supplies are available in Fairbanks (population 40,000) and Anchorage (population 250,000) while limited supplies and services can be obtained in Delta Junction and Glennallen, approximately 60 miles to the north and south of the project area respectively. The nearest inhabited community is Paxson (population <100) which is situated at the junction of the Denali and Richardson Highways. The Richardson and the Denali Highways are only 15 miles from the most distant part of the MAN Alaska project.  Public power lines and fiber-optic cable parallel the Richardson Highway.  The 48-inch diameter Trans Alaska petroleum pipeline also transects the project and currently carries slightly less than 1 million barrels of crude oil per day to the deepwater port of Valdez.  This pipeline contains excess State royalty oil sufficient to supply a large mining operation with bulk crude oil for electrical generation and rolling stock fuel.  There is a pipeline pumping station located less than 10 miles north of the property, which is capable of producing diesel fuel adequate to support potential mining operations on the project.  The property is 200 miles north of the all-season deep-water port at Valdez and 100 miles east along the Denali Highway from commercial railhead at Cantwell.

Other than those areas immediately adjacent to the Richardson and Denali Highways, the MAN Alaska Project is most easily accessed via helicopter or on foot. Historic winter and seasonal summer trails do exist on the project however most have not been utilized to any significant degree for many years.  The Youst trail and West Fork Rainy Creek trail have been used to access the placer mines in Rainy Creek and Broxson Gulch.  Fixed-wing aircraft can access the area via two local gravel airstrips, located at MacLaren River and Broxson Gulch, whereas float-equipped aircraft can land on a few of the larger lakes, such as Fish Lake and Sevenmile Lake.  Snowmobiles and ATVs can also be used to access the less-rugged areas.  Several lodges on the Richardson and Denali Highways or the Broxson Gulch placer mining camp can be used as bases for fieldwork.

The project area is located on the south flank of the central Alaska Range with weather patterns dominated by windy, wet conditions in summer and windy with moderate snow cover in winter.   Elevation varies from 3,000 to 6,000 feet above sea level.  The northern part of the property is dominated by rocky, alpine valleys while the south side of the property is dominated by more subdued, piedmont valleys.  Conifers are sparse and confined to the banks of larger rivers.  Smaller vegetation including alders, moss and lichen is more abundant but is also restricted to wetter piedmont valleys.  Apart from bedrock, rubble and talus, glacial moraine or glacio-fluvial deposits cover the lower elevations on the project.  Due to the recent glaciation of this part of Alaska, soils are sporadically distributed and where present are thin and poorly developed. Extended summer daylight hours (due to high northern latitude) occur from approximately the beginning of May to the end of August.  Approximate mean high and low temperatures are 80ºF (27ºC) and 55ºF (13ºC) in July, and 14ºF (10ºC) and -22ºF (6ºC) in January.  Average precipitation varies between 4 inches in April to 20 inches in August.

Geology

In recent years exploration on the MAN Alaska project has focused on Ni-Cu-PGE mineralization.  These efforts are being guided by a newly recognized exploration model based on the worlds largest Ni and Pd producer, the Noril’sk deposit in Russia. The Company’s Alaskan holdings and similar terrane to the southeast in the Kluane belt in the Yukon exhibit many of the same geological and geochemical features as Noril’sk.  Ni-Cu-PGE mineralization on the MAN Alaska project is associated within Triassic Nikolai Group flood basalts and coeval mafic and ultramafic intrusions of the Wrangellia terrane, a major tectonic terrane that extends for over 900 kilometers (550 miles) from southwestern Alaska through the MAN Alaska project into British Columbia, Washington and Oregon. Detailed geological and geophysical studies in the MAN Alaska project area indicate that mafic-ultramafic bodies on the project are the largest and best preserved of Wrangellia’s Triassic volcano-plutonic complexes.

Exploration results from the last few years have generated a series of high profile Ni-Cu-PGE targets with the following geological parameters:

•

The Canwell Ridge prospect returned up to 15.36% nickel, 7.19% copper, 0.59 opt platinum, 0.45 opt palladium and 0.15 opt gold from mafic – ultramafic host rocks on the eastern portion of the project.  Known mineralization is road accessible and open to expansion.

•

Net-textured and disseminated sulfides were discovered in the East Rainy showing with values grading up to 1.35% nickel, 2.36% copper, 0.21 opt platinum, 0.33 opt palladium and 0.013 opt gold.

•

Individual ultramafic-mafic sills and intrusive complexes with dimensions of over 32 km (20 mi) long and 3 km (2 mi) in thickness have been identified on the project, many of which remain unprospected.

•

Sulfide mineralization is widespread on the project and occurs within mafic - ultramafic intrusions and in the basal units of the overlying coeval basalts.

•

Abundant sulfides exist within the surrounding sedimentary country rocks from which mafic-ultramafic magmas can scavenge sulfur in sufficient volumes to achieve sulfur saturation and resultant sulfide deposition.

•

Palladium depletion zones occur within the basal Nikolai Group basalts that overlie and are coeval with ultramafic - mafic intrusions. This depletion has been identified for at least 13 kilometers along strike suggesting that underlying mafic-ultramafic intrusions may be enriched in Ni-Cu-PGE sulfide concentrations.

•

The Dunite Hill/Fish Lake intrusions show evidence of significant (+50%) nickel and copper depletion, suggesting basal or deeper portions of these intrusives may contain significant Ni-Cu-PGE sulfide accumulations.

•

A large, strong linear geophysical anomaly exhibits coincident high gravity (78 milligals), magnetics and conductivity and may represent a master magma chamber to the Dunite Hill and Fish Lake intrusive complexes. The coincidence of high gravity, magnetics and conductivity suggests the presence of significant sulfide accumulations.

•

Coincident magnetic and EM anomalies identified in airborne geophysical surveys combined with mobile metal ion (MMI) geochemical anomalies suggest near surface sulfide drill targets in the Dunite Hill area.

In addition to widespread Ni-Cu-PGE mineralization, the MAN Alaska project also hosts less well defined and virtually unexplored copper and gold mineralization that may be related to a belt of Cretaceous-aged porphyry copper-gold intrusive complexes stretching from southwestern Alaska to the western Yukon.  Evidence for Cu-Au mineralization on the MAN project includes:

•

Possible porphyry Cu-Au mineralization has been identified at the Gezzi prospect (118 feet grading 0.88% Cu and 0.010 opt Au). Mineralization is open to expansion.

•

Volcanic hosted copper-gold mineralization has been discovered at the Specimen Creek prospect.  Mineralization crops out over a 200 by 200 meter area on a steep talus slope.  Assays have returned values of up to 0.2 opt Au and 4.3% copper. Mineralization is open to expansion.

•

Placer gold mining has occurred intermittently on Broxson Gulch and Rainy Creek since the early 1900’s.  Active placer mining is still occurring on Rainy Creek, downstream from the copper-gold mineralization found in outcrop at the Gezzi and Specimen Creek prospects. The source(s) of this placer gold remains unknown.

Exploration

Mineral exploration in the on what is now the MAN Alaska project dates back to the turn of the century and took place in three “waves” which saw exploration efforts focused first on gold (1903-1950), then on copper and nickel (1963-1988) and then on copper, nickel and platinum group metals (1989-present).

1900-50:  Mineral exploration in the vicinity of the MAN Alaska project dates back to the turn of the century when prospecting parties worked north from the port city of Valdez in search of gold.  Gold was discovered on Rainy Creek in 1900 although attempts at mining in 1901 failed.  Five persons were actively mining on Rainy Creek in 1910.  Copper mineralization was discovered in the Rainy Creek basin sometime before 1915 and between then and 1930 limited copper and placer gold exploration and mining took place. There was sporadic placer gold mining in Broxson Gulch in the 1940s and on Specimen Creek.

1950-63: The Emerick Ni-Cu-PGE prospect was discovered by Rollie Emerick in the early 1950's and hand trenched prior to 1961.  Newmont Mining conducted mapping, sampling and trenching on the prospect in 1962.  The Glacier Lake (now referred to as the Forbes) Ni-Cu prospect was discovered in 1962 and was hand-trenched but not otherwise explored.  A limited amount of work was reported from the Ann Creek (also known as the Emerick West prospect) where Bee Mining Co discovered Cu-Ni sulfide mineralization over a 5,700-foot long northwest trending zone.

1963-88: Alfred Ghezzi discovered intrusive-hosted Cu-Au-Ag mineralization at the Ghezzi prospect sometime before 1965.  He completed hand pitting and a few drill holes were drilled in 1974 however the results of this work are unknown. During this period most of the work conducted in the MAN project area was public sector geological and geophysical studies.  The United States Geological Survey (USGS) completed an Alaska Mineral Resource Appraisal Project geologic study of the Mt. Hayes Quadrangle. The United States Bureau of Mines (USBM) studied the distribution of PGE’s in ultramafic complexes.

1989-94:  Following publication of data in 1988 and 1989, the MAN Alaska project area once again became the focus of private industry exploration activity.  In 1989 Cominco Alaska Exploration staked the Emerick and Forbes (Glacier Lake) prospects, but apparently did little work on the property.  A moderate-sized placer gold operation commenced in the summer of 1993 on Broxson Gulch and a small placer operation was intermittently active on Rainy Creek. Generative fieldwork in 1992 & 93 by American Copper and Nickel Company (ACNC, an Inco subsidiary) confirmed the geologic similarities of the Wrangellian flood basalts of the MAN Alaska project area to the Noril'sk District in Siberia. Expenditures in 1992 and 1993 totaled $109,714. The results of these investigations prompted ACNC to begin a 7 year exploration effort referred to internally as the Nikolai Exploration Project.

1995-96:  Placer mining continued intermittently on Rainy Creek and Broxson Gulch. ACNC completed an airborne electromagnetic and magnetic survey followed by reconnaissance mapping and ground geophysical surveys of the ultramafic complexes.  Follow-up ground work and University of Toronto Electro-Magnetometer (UTEM) time-domain geophysics led to discoveries of several magmatic sulfide Cu-Ni-PGE occurrences.  A 1,000-claim property position in three groups (Fish Lake, Rainy, and Canwell) was acquired through staking by ACNC. ACNC expenditures were $643,920 in 1995 and $565,062 in 1996. Dave Johnson of Northridge Exploration (NRE) acquired the Cominco claims containing the Emerick and Forbes prospects and staked claims adjacent to ACNC’s Canwell property.

1997:  Falconbridge optioned claims from NRE during the 1997 season and completed geologic mapping, airborne magnetics and electromagnetics (EM), ground magnetics and UTEM surveys and completed a single geophysically targeted drill hole (350 meters) at the Emerick prospect. Falconbridge terminated their agreement in late 1997. During the same year ACNC formed a joint venture with Fort Knox Gold Resources (Fort Knox). The joint venture conducted additional UTEM surveys at Fish Lake and completed a drill program consisting of six holes on the Fish Lake property and 2 holes (1,168 feet) on the Canwell property.  Total expenditures were $862,400. Nevada Star’s predecessor companies, MAN Resources and Monty D. Moore and Associated began working in the area in 1997.  Exploration in that year consisted of reconnaissance prospecting and geologic orientation focused in the Eureka Creek area.  A minor amount of geologic mapping and rock and stream sediment sampling was conducted along with the prospecting.  A total of 453 rock samples and 28 stream sediment samples were collected. The 1997 program confirmed the existence of olivine-rich mafic to ultramafic intrusions hosted in sulfide-bearing sedimentary volcanic rocks.  Of particular interest was the confirmation of magmatic sulfide mineralization found in grab samples from the Nikolai Group intrusions.

1998: In 1998, the ACNC/Fort Knox JV completed UTEM surveys in the Fish Lake (Tres Equis), Rainy and Canwell prospect areas and drilled two shallow holes (405’) on the Tres Equis prospect at Fish Lake, one shallow hole on the Rainy prospect (246’), and 3 holes on the Canwell prospect (1,731’). Total expenditures were $642,719. Exploration conducted by Nevada Star in 1998 consisted of collecting stratigraphic profiles through the Nikolai Group basalt to detect PGE depletion.  A total of 131 grab samples of Nikolai Group mineralized intrusions and basalt were collected. Ninety grab and chip samples, most with visible mineralization, were collected from the Tangle Lakes area as well as ‘follow-up’ samples from scattered localities north of Eureka Creek and east of the property where prospective areas were being examined. Reconnaissance prospecting, mapping and sampling was also conducted to a limited degree.  Much of the work was focused in the Dunite Hill area in an effort to confirm the existence of a large, mafic-ultramafic body indicated by regional aeromagnetics but covered by a thin overburden of glacial till and valley sediment.  Later in the season a ground-based magnetic survey was conducted over a prospective area near Dunite Hill.  Although no significant mineralization was found, the magnetic survey confirmed the existence of a large mafic-ultramafic body and the need for an extensive airborne geophysical survey.

1999: Fort Knox acquired 100% of the ACNC properties subject to a 2% Net Smelter Return to INCO.  Fort Knox held the property without conducting significant work before dropping the Fish Lake and Rainy properties in 2002.  Nevada Star’s 1999 field exploration focused activity on the eastern half of the Amphitheater Mountains.  A short program of mapping and sampling in the eastern half of the Amphitheater Mountains was carried out in conjunction with an airborne geophysical program. Much of the exposed geology from Landmark Gap Lake to Fourteenmile Lake was mapped and prospected.  An additional four geochemical sampling profiles were also completed through the Nikolai Group basalt to determine the extent of Pt and Pd depletion.  From the systematic sampling of the Nikolai Group basalt, it was found that the basal 500 to 600 m of the basalt contains more sulfur and nickel than the overlying basalt but shows extreme depletion in Pt and Pd at the base of the lava flows. Meridian Geosciences Ltd. of Vancouver, Canada completed a helicopter supported magnetic-electromagnetic geophysical survey over the Eureka Creek and Dunite Hill areas in 1999. The Dunite Hill area was flown on 100-meter spaced north-south flight lines recovering approximately 1,290 line-kilometers of data.  The Eureka Creek area was flown on 200-meter spaced north-south lines recovering approximately 990 line-miles of data.  Positive magnetic responses over the mafic-ultramafic bodies delineated very large areas of previously unknown mafic-ultramafic occurrences.  Electromagnetic data from the survey also identified areas of greater conductivity and numerous discrete conductors within the intrusive complex. The high resolution Hummingbird Mag-EM system used on the survey was able to discriminate between conductors related to magnetite and sulfides.

2000: Nevada Star’s 2000 fieldwork consisted of geochemical sampling, mapping and rock chip sampling over prospective areas identified by the 1999 geophysical survey.  A regional stream sediment survey was also conducted with the assistance of Peter Friske of the Geological Survey of Canada.  A broad-spaced selective extraction geochemical survey using Mobile Metal Ion (MMI) analysis from XRAL Laboratories was conducted over portions of the Dunite Hill area to identify prospective areas covered by glacial overburden.  MMI surveys were also conducted in the Eureka Creek area over mafic-ultramafic bodies discovered by the geophysical survey.  In addition to the MMI surveys, a soil geochemistry survey was conducted over an area with a laterally extensive ultramafic body and strong EM conductors.  The stream sediment survey consisted of 45 heavy mineral concentrate samples and 80 stream silt samples.  The MMI surveys consisted of 1,006 samples taken at various spacings depending on the geology of the area.  In the Eureka Creek area, 209 soil samples were taken over an area underlain by ultramafic rocks with favorable geology and geophysical expressions.

2001: Nevada Star’s 2001 field efforts focused principally on the Eureka Creek project area. The work completed consisted of mapping, prospecting and sampling of the margins of the mafic-ultramafic complexes.  Peter Friske of the Geological Survey of Canada completed in-fill sampling and anomaly follow-up of the 2000 regional stream sampling survey. Nevada Star acquired an option to purchase the Canwell property from Fort Knox Gold.  During the same year the U.S. Bureau of Land Management (BLM) began a five year Delta River Mining District study and supported USGS geophysical studies in 2001 and 2002.  The geophysical studies consist of collecting new ground gravity and magnetic data and the completion of two magnetotelluric transects in the Dunite Hill Landmark Gap-Tangle Lake area.  The BLM also acquired 1,900 line miles of private airborne magnetic and electromagnetic data and flew an additional 2,000 line miles covering all of the MAN project area. The combined geophysical data set was released in 2003. The BLM also had 264 sediment samples from the USGS AMRAP program re-analyzed with a modern multi-element package plus platinum and palladium. The USGS began revising the ARDF (Alaska Resource Data Files) description of prospects in the Mt. Hayes Quadrangle however these data were not available to the author at the time of this report. NRE continued prospecting on its Forbes-Emerick prospect and discovered significant Cu-Ni-PGE on the Forbes prospect and Cu-Pb-Zn-Ag-Au mineralization elsewhere on the property.

2002:  Intermittent placer mining continued on Rainy Creek.  NRE continued prospecting on its Forbes-Emerick prospect and discovered significant porphyry copper mineralization on the Red Knob prospect.  Mapping, prospecting and geochemical sampling was completed by Nevada Star over the a number of targets in the MAN Alaska Project area, including Canwell, East Rainy, Ghezzi, Specimen Creek, Broxson Gulch and Bird’s Beak. Additionally, three-dimensional modeling of the Hummingbird magnetic data from the Dunite Hill area, combined with geophysical results from the USGS and BLM, has resulted in a more comprehensive interpretation of the geology and mineral potential of this area. During the summer of 2002, Nevada Star completed 291 meters (958 ft) of diamond core drilling on the Canwell property. The highlight of the program was the discovery, late in the season, of a surface outcrop of high-grade massive nickel-copper-PGE mineralization on Canwell Ridge.

2003: The USGS and the State Division of Geological and Geophysical Surveys (ADGGS) published the results of magneto telluric surveys through the Dunite Hill area. These surveys outlined a strong electrical conductor at depth under the Dunite Hill Complex that could indicate the presence of massive to net-textured sulfide mineralization. During the 2003 field season Nevada Star completed shallow drill testing of the Rainy, Canwell, and Fish Lake projects for structure and stratigraphic control, constructed a tractor-ATV trail to the top of Canwell prospect from the Richardson Highway, excavated and sampled of 4 backhoe trenches at Canwell which verified a mineralized strike length of Cu-Ni-PGE mineralization of 1,100 feet with widths of up to 25 feet, completed a surface geophysical program at Dunite Hill, which included gravity and large loop electromagnetics (UTEM) and completed soil sampling at three grids on the East Rainy, North and Central Rainy and the Rainy East Bowl areas. Nevada Star also announced results from over 500 soil samples collected over the Fish Lake and Dunite Hill intrusive complexes.  Proprietary sampling techniques utilized in this sampling confirmed the presence of elevated nickel-copper-platinum-palladium–cobalt-iron in soils, with up to 542 parts per million nickel and 80 parts per million copper in soils at the Tres Equis nickel prospect in the Fish Lake complex.  The survey also revealed a 1.5-kilometer long anomalous soil zone on the Fish Lake complex where values up to 881 parts per million nickel and 589 parts per million cobalt were detected.  At Dunite Hill, elevated nickel-copper-platinum-palladium soil concentrations of up to 1,455 parts per million nickel and 131 parts per million copper confirm the location of previous Mobile Metal Ion Ni soil anomalies near the north side of the complex, west of Fourteenmile Lake.

2004: The Company finalized an Exploration, Development, and Mine Operating Agreement with Anglo American Exploration (USA), Inc. to form a joint venture on a portion of the MAN Alaska Project.  See “Joint Venture Agreement” below.  The agreement covers the Fish Lake and Dunite Hill areas comprising the southern and southwestern portions of the MAN Alaska Project.  Anglo USA began a $600,000 field exploration program in July.

Separately, the Company completed reconnaissance mapping and sampling on the MAN Alaska Project.  2004 exploration efforts focused on the Canwell copper-nickel-platinum group element prospect (Area 4), Ghezzi copper gold prospect (Area 3), Rainy copper-nickel-platinum group element prospect (Area 2), Broxson Gulch gold prospect (Area 3) and Telephone Hill (Area 2). Fieldwork consisted of Max-Min and magnetics geophysical surveys, geologic mapping, soil and rock sampling and reverse circulation drilling (Canwell prospect only).

Soil sampling along with 14.3 line-miles of Max-Min geophysics and 7 line-miles of ground magnetics over the Canwell prospect revealed a +5 line-mile long Max-Min conductor along the eastern margin of the Canwell mafic-ultramafic complex.  This anomaly extends north of the Odie showing where some of the highest Pt values in the project have been discovered in the past (15.6 gpt Pt, 2.6 gpt Pd, 0.9% Ni, and 0.3% Cu).  The geophysical conductor also coincides with anomalous talus-fine soil values including copper (high of 498 ppm, average of 182 ppm), nickel (high of 2,740 ppm, average of 1,468 ppm), platinum (high of 96 ppb, average of 32 ppb) and palladium (high of 70 ppb, average of 24 ppb). The combined soil and geophysical results suggest a persistent conductor dipping 70 degrees southwest within 200 feet of surface in the Canwell complex.  On the strength of this data, a six hole reverse circulation drilling program was completed in September to test the combined soil – Max-Min targets.  Results from this program are pending and will be reported when analytical results are received from the geochemical laboratory.

Limited rock sampling at the Ghezzi copper-gold prospect confirmed and expanded past trench samples that returned values ranging up to 159 feet grading 0.96% copper and 0.07 gpt gold.  Rock samples collected in 2004 returned anomalous copper (high of 4.2%, average of 0.29%) and gold (high of 2.099 gpt, average of 0.14 gpt).  These samples were derived from leucogabbro, basalt and limestone units located 821 yards northwest of the previously trenched and sampled sulfide occurrences.  High grade copper and/or gold values have now been identified over an area measuring 2,757 feet by 3,282 feet.  Mineralization at Ghezzi remains open to expansion and constitutes one of the highest priority drill targets on the MAN Alaska project.

Geologic mapping and rock and soil sampling were also conducted in 2004 on the Broxson Gulch prospect in the north central part of the project. Work focused on a prominent ridge northwest of the old Broxson Gulch placer gold workings and revealed the presence of widespread anomalous gold, arsenic and copper with sporadic anomalous silver, lead and zinc.  Rock samples collected in 2004 returned anomalous copper (high of 2.7%, average of 287 ppm), gold (high of 5.81 gpt, average of 94 ppb) and arsenic (high of 1,285 ppm average of 45 ppm). Higher metal values were associated with feldspar porphyry, hornfels and calc-silicate rocks.  Talus-fine soil samples collected over the prospect also returned anomalous copper (high of 530 ppm, average of 144 ppm) and gold (high of 291 ppb, average of 27 ppb).  Spatial analysis of the results suggests gold and copper are strongly correlated with Pennsylvanian stratigraphy at the base of the Broxson Gulch thrust fault, a regionally extensive structure in this part of the Alaska Range.  Additional work will be required on the Broxson Gulch prospect before drill targets can be selected.

Limited field work was conducted on the Rainy prospect in 2004.  A total of 1.7 line-miles of Max-Min geophysics was completed and rock samples were collected during follow-up of anomalous soil samples collected in previous years resulted in discovery of anomalous gold (262 ppb), platinum (420 ppb) and palladium (333 ppb) in a black magnetite-bearing dunite.  This rock sample along with a highly anomalous soil sample from the same area (200 ppb gold, 571 ppb platinum and 428 ppb palladium) suggest additional work is warranted on the Rainy prospect.

Exploration efforts at the Telephone Hill prospect consisted entirely of ground geophysics which included 4.9 line-miles of Max-Min geophysics, 5.3 line-miles of ground magnetics and .8 line-miles of gravity surveys.  Data from these surveys currently is being reduced and the results will be reported at a later date.

At Canwell, the 2004 phase I drilling efforts were focused on testing shallow (<200 feet) targets on the Canwell copper-nickel-platinum group element prospect. Previous soil sampling along with 23 line-kilometers of Max-Min geophysics and 11 line-kilometers of ground magnetics revealed a +8 kilometer long Max-Min conductor along the eastern margin of the Canwell mafic-ultramafic complex.  This anomaly extends north of the Odie showing where some of the highest Pt values in the project have been discovered in the past (17.5 gpt

Pt, 15.5 gpt Pd, 15.3, 15.36% Ni, and 7.9% Cu).  The geophysical conductor also coincides with anomalous talus-fine soil values including copper (high of 498 ppm, average of 182 ppm), nickel (high of 4,357 ppm, average of 2,230 ppm), platinum (high of 850 ppb, average of 142 ppb) and palladium (high of 303 ppb, average of 917 ppb).

On the strength of this data, a six hole (2,275 feet) reverse circulation drilling program was completed in September to test the combined soil – Max-Min targets. Drilling intercepted variably serpentinized gabbro, pyroxenite and dunite in the Canwell complex and younger intermediate intrusives on the eastern margin of the Canwell complex.  Platinum and palladium values ranged from less than detection limits (-5 and –1 ppb, respectively) to highs of 174 and 128 ppb, respectively.  Copper values ranged from 8 to 1,795 ppm while nickel values ranged from 9 to 6,220 ppm. Platinum and palladium are strongly correlative with each other and with nickel.  Elevated platinum and palladium values are preferentially hosted in dunite-rich rock units while more differentiated gabbroic rock units contain only background levels of platinum and palladium.

Based on drilling results it is clear that the Max-Min geophysical anomalies are probably related to zones of strong serpentinization which post-date sulfide mineralization.  Deeper geophysical targets (approx. 1,000 feet) have been identified using three-dimensional magnetic inversion modeling.  This modeling suggests a possible sulfide enrichment zone near the base of the Canwell complex (approximately 1000 feet below surface).  The Company is evaluating other geophysical methods to help refine these targets for a phase II diamond core drilling program in 2005.

Terms of Acquisition

On July 3, 2002, an aggregate of 15,600,000 shares of Common Stock were issued at a deemed price of CDN $0.10 per share to the shareholders of MAN as consideration for all of the issued shares of MAN.  In addition, two convertible debentures were issued for the aggregate amount of CDN $1,337,038 (US $842,334).  The debentures, which earn interest at 5% per annum, may be converted into an aggregate maximum of 9,400,000 shares of Common Stock at CDN $0.142 per share in years 1-3, CDN $0.192 per share in year 4 and CDN $0.242 per share in year 5.  Of the 15,600,000 shares issued, 13,648,680 shares issued to two insiders of the Company were held in escrow and subject to the release terms of a TSX Venture Exchange Tier 2 Surplus Security Escrow Agreement (6 years).  In Fiscal 2003, the escrow term was reduced to that of a Tier 2 Value Security Escrow Agreement (3 years) upon the Company receiving a positive recommendation to proceed with a proposed second phase work program and raising sufficient funds to conduct the work program.  Should the debentures be converted into shares of Common Stock, those shares would be subject to the same escrow terms.

On August 22, 2001, the Company signed a letter of intent with FNX Mining Company Ltd. (formerly Fort Knox Gold Resources Inc.) to acquire an undivided 60% interest in the Canwell Glacier property. Pursuant to the terms of the letter of intent, 50,000 shares of Common Stock were issued to FNX on January 16, 2002 and $100,000 was expended by January 11, 2003.

During Fiscal 2003, the Company entered into an agreement to acquire a 100% interest in the property from FNX by issuing 150,000 shares of Common Stock and agreeing to issue an additional 150,000 shares of Common Stock in equal annual installments over three years.  The Company also issued to FNX 300,000 share purchase warrants with a three-year term, exercisable at CDN $0.32 in year one, CDN $0.37 in year two and CDN $0.42 in year three.  An underlying 2% NSR payable to American Copper Nickel Company, a joint venture partner of FNX, was acquired by the Company during Fiscal 2004 by the issuance of 25,000 shares of Common Stock.

Joint Venture Agreement

During Fiscal 2004, an Exploration, Development, and Mine Operating Agreement was signed with Anglo American Exploration (USA), Inc. (“Anglo USA”) a wholly owned indirect subsidiary of Anglo American plc, a global leader in the mining and natural resource sector.  Under the terms of the agreement, Anglo USA can earn a 51% interest in area 1, the Dunite Hill/Fish Lake area, by spending a total of US $12 million by

December 31, 2008.  Anglo USA has the right to increase their interest by an additional 9% by completing a pre-feasibility study, an additional 10% by completing a feasibility study, and an additional 5% by arranging construction financing for both Anglo USA and the Company.

SALT CHUCK PROPERTY, ALASKA

The Salt Chuck property consists of 31 unpatented federal mining claims covering approximately 620 acres of prospective ground near the historic Salt Chuck mine on Prince of Wales Island, Alaska. The area is underlain by a mafic-ultramafic complex which hosts palladium bearing copper sulfide mineralization. Price of Wales Island can be accessed by ferry service from Ketchikan to Hollis. Direct access to the property is by well maintained U.S. Forest Service roads.  The Salt Chuck property is currently available for option or joint venture.

Geology

A large elongate pluton known as the Salt Chuck mafic-ultramafic complex dominated the geology of the area and intrudes Silurian to Ordovician volcanic derived sediments, volcaniclastics, and flows. The pluton trends northwest and is approximately 7 km long by 1.5 km wide. Age dating indicates that the pluton is 429 million years old. Locally the intrusive consists of gabbro, pyroxenite, diorite, and pegmatitic dikes. A recent airborne geophysical survey released by the State of Alaska indicates that the Salt Chuck property covers prospective ground within the mafic-ultramafic complex as indicated by this recent survey and extends along the eastern boundary of the complex. Directly west-northwest of the property lies the historic Salt Chuck mine. The Salt Chuck mine was active between 1919 and 1941 and had reported production of 300,000 tons of copper sulfide ore grading 0.95% Copper, 2.0 g/t Palladium, 1.1 g/t Gold, and 5.7 g/t Silver.

Mineralization

Plug-like pyroxenite bodies intrude the gabbro at several locations within the complex with mineralization typically forming within the contact zones between pyroxenite and gabbro. Mineralization occurs as dissemination and veinlets of copper sulphides such as bornite, chalcopyrite, chalcocite and covellite. Potential for palladium and gold mineralization exists within these zones as well as within structurally controlled epigenic veins. The possibility also exists for layered reef-type deposits.

Terms of Acquisition

The Salt Chuck Property was acquired as part of the acquisition of MAN.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information

The Common Stock of the Company is traded on the TSX Venture Exchange under the symbol “NEV” and on the NASDAQ Over the Counter Bulletin Board Service under the symbol “NVSRF”. The following table sets forth the high and low sales prices for the Common Stock for each quarter within the last two fiscal years.  The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on November 12, 2004 was $0.839.

	TSX High	TSX Low	OTCBB High	OTCBB Low
	CDN$	CDN$	US$	US$

Year Ended August 31, 2004
Fourth Quarter	$0.44	$0.335	$0.33	$0.25
Third Quarter	$0.46	$0.35	$0.40	$0.28
Second Quarter	$0.47	$0.32	$0.38	$0.265
First Quarter	$0.45	$0.27	$0.35	$0.229

Year Ended August 31, 2003
Fourth Quarter	$0.48	$0.30	$0.355	$0.25
Third Quarter	$0.43	$0.20	$0.31	$0.13
Second Quarter	$0.30	$0.30	$0.195	$0.14
First Quarter	$0.39	$0.19	$0.255	$0.11

The source of this information is Stockwatch.com.  These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)

Holders

There are 262 registered holders of the Company’s common equity at November 12, 2004.

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

(d)

Recent Sales of Unregistered Securities

During the year ended August 31, 2004, the Company sold the following equity securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(i)

On September 11, 2003, the Company issued 3,144 shares of its Common Stock at a price of CDN $0.35 per share to one U.S. resident pursuant to the exercise of warrants.  These shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(ii)

On October 2, 2003, the Company issued 300,000 shares of its Common Stock at a price of CDN $0.10 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(iii)

On October 3, 2003, the Company issued 81,717 shares of its Common Stock at a price of CDN $0.10 per share to Monty Moore, Chairman, CEO and Director of the Company, pursuant to the exercise of stock options.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(iv)

On October 9, 2003, the Company issued 250,000 shares of its Common Stock at a price of $0.25 per share to one U.S. resident pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(v)

On November 27, 2003, the Company issued 150,000 shares of its Common Stock at a price of CDN $0.1275 per share to Gerald Carlson, director of the Company, pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(vi)

On December 16, 2003, the Company issued 62,874 shares of its Common Stock at a price of CDN $0.35 per share to one U.S. resident pursuant to the exercise of warrants.  These shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(vii)

On December 31, 2003, the Company issued 50,000 shares of its Common Stock at a price of $0.25 per share to one U.S. resident pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(viii)

On February 20, 2004, the Company issued 35,000 shares of its Common Stock at a price of $0.25 per share to two U.S. residents pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(ix)

On March 15, 2004, the Company issued 265,351 shares of its Common Stock a price of CDN $0.50 per share and 10,000 shares of its Common Stock at a price of $0.25 per share to two U.S. residents pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(x)

On March 19, 2004, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one non U.S. resident pursuant to the exercise of warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xi)

On April 5, 2004, the Company issued 212,280 shares of its Common Stock at a price of CDN $0.50 per share to one U.S. resident pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xii)

On April 15, 2004, the Company issued 28,500 shares of its Common Stock at a price of $0.25 per share pursuant to the exercise of warrants.  8,500 shares of Common Stock were issued to two non U.S. residents in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.  20,000 shares of Common Stock were issued to two investors in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xiii)

On April 27, 2004, the Company issued 25,000 shares of its Common Stock at a price of $0.25 per share to one non U.S. resident pursuant to the exercise of warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xiv)

On April 28, 2004, the Company issued 735,000 shares of its Common Stock at a price of $0.25 per share to two non U.S. residents pursuant to the exercise of warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xv)

On April 30, 2004, the Company issued 1,887,600 shares of its Common Stock at a price of $0.25 per share pursuant to the exercise of warrants.  10,000 shares of Common Stock were issued to one non U.S. resident in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.  1,877,600 shares of Common Stock were issued to 24 investors in the United States pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xvi)

On May 10, 2004, the Company issued 10,000 shares of its Common Stock at a price of $0.25 per share to one U.S. resident pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xvii)

On May 12, 2004, the Company issued 1,500,000 shares of its Common Stock at a price of $0.25 per share to seven U.S. residents pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xviii)

On May 14, 2004, the Company issued 20,000 shares of its Common Stock at a price of $0.25 per share to one U.S. resident pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xix)

On May 27, 2004, the Company issued 50,000 shares of its Common Stock at a price of $0.25 per share to one U.S. resident pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(xx)

On June 9, 2004, the Company issued 5,000 shares of its Common Stock at a price of $0.25 per share to one non U.S. resident pursuant to the exercise of warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxi)

On July 20, 2004, the Company issued 50,000 shares of its Common Stock at a deemed price of CDN $0.39 per share to FNX Mining Company Inc. for the acquisition of the Canwell Glacier Property, Alaska.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(xxii)

On August 9, 2004, the Company issued 25,000 shares of its Common Stock at a deemed price of CDN $0.35 per share to Inco Limited for the acquisition of the 2% NSR on the Canwell Glacier Property, Alaska.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(e)

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,400,000	$0.37	1,600,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,400,000	$0.37	1,600,000

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans; however, the Company believes it has sufficient funds to satisfy cash demands for general and administrative expenses and property holdings costs for the next twenty four months.

The Company is currently reviewing the data from the 2004 exploration program on the MAN Alaska Project to determine the 2005 exploration program.  Once all the data is mapped and plotted, the Company will examine the numerous target opportunities, prioritize them and develop a program for 2005.  The Company will also take into consideration the exploration program Anglo USA plans to implement on Area 1 of the MAN Alaska project.  Anglo USA must spend $1.2 million on Area 1 in calendar year 2005 to retain its position in the project.  To fund exploration programs in Areas 2, 3, 4 and 5 of the MAN Alaska Project in 2005, the Company is seeking partners to option all or a part of Areas 2, 3, 4 and 5.  The exercise of options and warrants may also provide additional funds.  At November 12, 2004, the outstanding warrants and options represent a total of 8,423,900 shares of Common Stock issuable for a minimum of $2.669 million and a maximum of $3.831 million if warrants and options are ultimately exercised in full.  The exercise of the warrants and options is completely at the discretion of the respective holders.

The Company anticipates that it will utilize the services of independent consultants to accomplish its maintenance and exploration programs.  However, the Company does anticipate adding a geologist to its staff.

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

ITEM 7.

FINANCIAL STATEMENTS

NEVADA STAR RESOURCE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2004 AND 2003

(US DOLLARS)

INDEX

PAGE

INDEPENDENT AUDITOR'S REPORT TO THE SHAREHOLDERS

25

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

26

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

27

CONSOLIDATED STATEMENTS OF CASH FLOWS

28

CONSOLIDATED STATEMENTS OF INVESTMENTS IN

  AND EXPENDITURES ON RESOURCE PROPERTIES

29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30 - 47

INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS OF NEVADA STAR RESOURCE CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 2004 and 2003 and the consolidated statements of operations and deficit, cash flows and investments in and  expenditures on resource properties for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and by the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2004 and 2003 and the results of its operations, its cash flows and its investments in and expenditures on resource properties for each of the years then ended in accordance with Canadian generally accepted accounting principles. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 14 to the consolidated financial statements.

/s/ Smythe Ratcliffe

Chartered Accountants

Vancouver, British Columbia, Canada

November 5, 2004

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph, following the opinion paragraph, when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going-concern, such as those described in note 2 to the consolidated financial statements. Our report to the shareholders dated November 5, 2004 is expressed in accordance with the Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ Smythe Ratcliffe

Chartered Accountants

Vancouver, British Columbia, Canada

November 5, 2004

Nevada Star Resource Corp.

CONSOLIDATED BALANCE SHEETS

August 31

(U.S. Dollars) (Note 3)

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current

Cash

$

1,225,448

$

1,014,166

Accounts receivable

784

4,500

Prepaid expenses

4,225

764

-----------------------------------------------------------------------------------------------------------------------------------------------------------

1,230,457

1,019,430

Investment in and Expenditures on Resource Properties   [Note 7]

8,280,490

7,595,724

Equipment  [Note 8]

46,172

65,807

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$

9,557,119

$

8,680,961

=========================================================================================

LIABILITIES

Current

Accounts payable

$

141,296

$

157,674

Due to shareholder

-

174,250

Convertible Debentures [Note 10]

546,207

445,197

-----------------------------------------------------------------------------------------------------------------------------------------------------------

687,503

777,121

SHAREHOLDERS' EQUITY

Capital Stock [Note 9]

14,373,571

12,980,932

Contributed Surplus

502,920

74,028

Subscriptions Received

-

17,211

Equity Portion of Convertible Debentures  [Note 10]

95,774

104,817

Cumulative Translation Adjustment [Note 3]

381,431

381,431

Deficit

(6,484,080)

(5,654,579)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

8,869,616

7,903,840

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$

9,557,119

$

8,680,961

=========================================================================================

APPROVED ON BEHALF OF THE BOARD:

/s/ Monty Moore

/s/ Robert Angrisano

_________________________________________

_________________________________________

Director

Director

Nevada Star Resource Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

Years ended August 31

(U.S. Dollars) (Note 3)

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

Stock-based compensation [Note 6a and 9c]

$

428,892

$

37,983

Professional fees

102,616

20,642

Consulting

81,120

34,395

Office and miscellaneous

58,180

31,774

Interest and bank charges

58,148

48,566

Promotion, investor relations

26,899

74,072

Amortization

20,417

10,374

Transfer agent and filing fees

14,347

24,972

Travel

7,121

12,906

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Loss before other items

797,740

295,684

OTHER ITEMS

Interest income

(6,871)

(2,362)

Loss (gain) on translation of foreign currency

38,632

(972)

Loss on conversion of debenture

-

9,941

-----------------------------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR YEAR

(829,501)

(302,291)

Deficit, Beginning of Year

(5,654,579)

(5,352,288)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

DEFICIT, End of Year

$

(6,484,080)

$

(5,654,579)

=========================================================================================

NET LOSS PER SHARE

$

(0.012)

$

(0.006)

=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

67,632,438

48,689,646

=========================================================================================

Nevada Star Resource Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31

(U.S. Dollars) (Note 3)

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

OPERATIONS

Net loss

$

(829,501)

$

(302,291)

Items not involving cash:

Stock-based compensation

428,892

37,983

Amortization

20,417

10,374

Foreign exchange loss and effect of reporting currency translation

-

75,656

-----------------------------------------------------------------------------------------------------------------------------------------------------------

(380,192)

(178,278)

Changes in non-cash working capital:

Accounts receivable

3,716

(1,784)

Prepaid expenses

(3,461)

12,412

Accounts payable

(17,160)

102,713

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total Cash Flows Used in Operating Activities

(397,097)

(64,937)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

INVESTING

Deferred exploration and development costs

(665,068)

(1,044,663)

Acquisition of mineral properties

-

(47,942)

Acquisition of equipment

-

(70,470)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total Cash Flows Used in Investing Activities

(665,068)

(1,163,075)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

FINANCING

Shares issued for cash

1,355,730

1,976,068

Convertible Debentures

91,967

-

Share subscriptions

-

16,091

Due to shareholder

(174,250)

72,181

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total Cash Flows Provided by Financing Activities

1,273,447

2,064,340

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Cash Inflow

211,282

836,328

Cash, Beginning of Year

1,014,166

177,838

-----------------------------------------------------------------------------------------------------------------------------------------------------------

CASH, End of Year

$

1,225,448

$

1,014,166

=========================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Shares issued for mineral properties

$

19,698

$

10,121

Interest paid

$

9,328

$

-

Shares issued under convertible debenture

$

-

$

292,156

Nevada Star Resource Corp.

CONSOLIDATED STATEMENT OF INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

Years ended August 31

(U.S. Dollars) (Note 3)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Beaver Lake

Gold Hill

and O.K.

Property,

Copper Mines

MAN Project,

Salt Chuck,

Nevada

Property, Utah

Alaska

Alaska

Total

-----------------------------------------------------------------------------------------------------------------------------------------------------------

(note 7(a))

(note 7( b and c))

(note 7(d))

(note 7(d))

Balance, August 31, 2002

$

327,340

$

3,730,771

$

2,319,601

$

-

$

6,377,712

Expenditures for year

Drilling and exploration

-

-

684,111

-

684,111

Geological consulting

-

-

163,207

-

163,207

Property acquisition

-

-

100,660

-

100,660

Travel

-

-

62,999

-

62,999

Option payments received

(52,262)

-

-

-

(52,262)

Recording fee

-

1,819

84,130

-

85,949

Equipment

-

20,740

6,885

-

27,625

Assays

-

-

22,953

-

22,953

Holding costs

-

7,862

104,147

-

112,009

Miscellaneous

-

-

10,761

-

10,761

-----------------------------------------------------------------------------------------------------------------------------------------------------------

(52,262)

30,421

1,239,853

-

1,218,012

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2003

$

275,078

$

3,761,192

$

3,559,454

$

-

$

7,595,724

=========================================================================================

Balance, August 31, 2003

$

275,078

$

3,761,192

$

3,559,454

$

-

$

7,595,724

Expenditures for year

Drilling and exploration

-

38,615

384,261

-

422,876

Geological consulting

-

-

240,143

-

240,143

Travel

-

-

3,257

-

3,257

Option payments received

(50,000)

(89,913)

(62,010)

-

(201,923)

Recording fee

-

124

66,487

-

66,611

Assays

-

-

33,096

-

33,096

Holding costs

-

-

94,033

6,975

101,008

Property acquisition

-

-

19,698

-

19,698

-----------------------------------------------------------------------------------------------------------------------------------------------------------

(50,000)

(51,174)

778,965

6,975

684,766

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2004

$

225,078

$

3,710,018

$

4,338,419

$

6,975

$

8,280,490

=========================================================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2004 and 2003

(U.S. Dollars)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is incorporated under the laws of British Columbia and was continued into the Yukon Territory of Canada in 1998. The principal business activity is the exploration and development of natural resource properties.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and Nevada Star Resource Corp. (formerly M.A.N. Resources, Inc.) ("MAN"), a Washington Corporation. All significant inter-company balances and transactions have been eliminated.

The Company applies accounting principles generally accepted in Canada for going concerns (notes 2 and 4) and reports in U.S. dollars (note 3).

2.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has experienced significant losses. At August 31, 2004, the Company had working capital (current assets over current liabilities) of $542,954 and an accumulated deficit of $6,521,393.

The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through the sale of metals and cost containment resulting from establishing and maintaining title and beneficial interest in the properties of the Company. The Company's business now focuses on and is expected to follow-up on targets identified for follow-up exploration, including that of ground geophysical surveys, particularly gravity and UTEM geophysical survey, as well as fill-in soil sampling and additional prospecting and rock sampling in order to define drill targets. A Phase II program of drill testing is planned for a particular site in the 2005 field season.

The Company expects to generate the necessary resources for 2005 through the exercise of stock purchase warrants and options. No assurances can be given, however, that the Company will be able to obtain sufficient additional resources. If the Company is unsuccessful in generating anticipated resources from one or more of the anticipated sources and is unable to replace any shortfall with resources from another source, the Company may be able to extend the period for which available funds would be adequate by obtaining additional debt financing, joint venturing or selling its properties and otherwise scaling back operations. If the Company were unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected.

The Company's consolidated financial statements have been prepared under the assumptions of going-concern. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going-concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

3. CHANGE IN REPORTING CURRENCY

The consolidated financial statements of the Company have historically been expressed in Canadian dollars. With an increased focus on the Company's U.S. mining projects, the majority of the Company's operating, financing and investing activities are denominated in United States dollars, and as such, the Company has changed its functional and reporting currency to United States dollar.  Comparative figures have been retroactively translated using the current rate method.

The figures for the 2003 fiscal year as reported in United States dollars versus Canadian dollars include a net loss of $302,291 versus $380,320 Cdn and a deficit as of August 31, 2002 of $5,352,288 versus $7,721,078 Cdn.  The conversion from Canadian to US dollars resulted in a cumulative translation adjustment of $381,431 at August 31, 2002.

4.  SIGNIFICANT ACCOUNTING POLICIES

 (a)

Exploration and development

The Company accounts for mineral property costs in accordance with the Canadian Institute of Chartered Accountants Handbook Section 3061, "Property, plant and equipment"  ("CICA 3061"), and abstract EIC 126, "Accounting by Mining Enterprises for Exploration Costs" ("EIC 126") of the Emerging Issues Committee.  CICA 3061 provides for the capitalization of the acquisition and exploration costs of a mining property where such costs are considered to have the characteristics of property, plant and equipment.  EIC 126 provides that a mining enterprise is not precluded from considering exploration costs to have the characteristics of property, plant and equipment when it has not established mineral reserves objectively and therefore does not have a basis for preparing a projection of the estimated future net cash flow from the property.

Mineral property costs include initial acquisition costs and related option payments, which are recorded when paid.  Exploration and development costs are capitalized until properties are brought into production, at which time costs are amortized on a unit of production basis over economically recoverable reserves. Option payments are credited against mineral property costs when received. No gain or loss on disposition of a partial interest is recorded until all carrying costs of the interest have been offset by proceeds of sale or option payments received.

CICA 3061 also provides that property, plant and equipment be written down when the long term expectation is that the net carrying amount will not be recovered.  EIC 126 states that a mining enterprise which has not objectively established mineral reserves and therefore does not have a basis for preparing a projection of the estimated future cash flow from a property is not obliged to conclude that the capitalized costs have been impaired.

However, EIC 126 references certain conditions that should be considered in determining subsequent write downs, such as changes or abandonment of a work program or poor exploration results, and management reviews such conditions to determine whether a write down of capitalized costs is required.  When the carrying value of a property exceeds its net recoverable amount, provision is made for the impairment in value.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

4.  SIGNIFICANT ACCOUNTING POLICIES (continued)

 (b)

Environmental costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations and which to not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

(c)

Amortization

Amortization of equipment is calculated on a declining balance basis at the following annual rates:

Vehicles

30%

Mining equipment

30%

Office equipment

20%

Computer equipment

30%

(d)

Foreign currency translation

Effective for the year ended August 31, 2004 the Company adopted the U.S. dollar as its functional currency (Note 3).

Amounts recorded in foreign currency for 2004 are translated into United States dollars as follows:

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

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

4.  SIGNIFICANT ACCOUNTING POLICIES (continued)

 (f)

 Net loss per share

The Company uses the "treasury stock method" in computing earnings per share. Under this method, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the year.  Shares held in escrow are excluded from the calculation of the weighted average number of common shares outstanding.

For the years ended August 31, 2004 and 2003, the existence of warrants and options affects the calculation of loss per share on a fully diluted basis.  As the effect of this dilution is to reduce the reported loss per share, fully diluted loss per share information has not been shown.

(g)

Income taxes

Future income taxes relate to the expected future tax consequences of differences between the carrying amount of balance sheet items and their corresponding tax values.  Future income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that future income tax assets will be realized.  Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates at the date of enactment or substantive enactment.

5.  FINANCIAL INSTRUMENTS

 (a)

Fair value

The carrying value of cash, accounts receivable, accounts payable, due to shareholder and convertible debentures approximate their fair value because of the short maturity of these financial instruments.

(b)

Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(c)

Foreign exchange risk

The Company incurs a small portion of expenses in Canadian dollars and translates all Canadian dollar transaction into U.S. currency using rates prevailing at the time of the exchange which may vary from time to time.

The foreign currency risk is minimal as Canadian dollar transactions are not a significant portion of the Company's transactions.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

6.  CHANGE IN ACCOUNTING POLICIES

 (a)

Stock-based compensation

As permitted by the CICA Handbook Section 3870, "Stock-based Compensation and Other Stock-based Payments", the Company opted to apply the settlement method of accounting for employee stock options.  Under the settlement method, no compensation expense is recorded on the grant of stock options to employees.  Options granted to non-employees are accounted for using the fair value method.

In December 2003, the CICA amended Section 3870 to require entities to account for employees and non-employee stock options using the fair value-based method for years beginning on or after January 1, 2004.  Under the fair value-based method, compensation cost of stock option is measured at fair value at the date of grant and is expensed over the stock options' vesting period, with a corresponding increase to contributed surplus.  When these stock options are exercised, the proceeds, together with the amount recorded in contributed surplus, are recorded in capital stock.

In accordance with one of the transitional alternatives permitted under amended Section 3870, the Company has prospectively adopted the fair value-based method of accounting for the employees stock options granted on or after September 1, 2003.

(b)

Impairment of long-lived assets

The Company has adopted CICA 3063 "Impairment of Long-Lived Assets" accounting requirement. This statement establishes standards for the recognition, measurement and disclosure of the impairment of non-monetary long-lived assets, including property, plant, equipment and deferred costs. The standard was applied prospectively effective September 1, 2003 and did not have a material impact on the Company's financial position or results of operations.

7.  INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

 (a)

Gold Hill Property, Nevada

By an amended agreement dated February 14, 2001 between the Company and Everett L. Manley (the "Vendor"), the Company has an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 over 10½ years in annual payments on October 1 of the following years:

1997, 1998, 1999 (paid)

$

25,000

2000 (paid)

10,000

2001

5,000

2002

10,000

2003

20,000

2004

50,000

2005

100,000

2006

664,000

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

7.  INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

As at August 31, 2001, the Company had paid $178,486 to the vendor. By an agreement dated May 2, 2000 between the Company and Round Mountain Gold Corporation (RMGC), the Company has leased RMGC a certain interest in the property. RMGC will assume the remaining payment obligations to the vendor and make the following payments to the Company:

$ 40,000

upon execution of the agreement (paid)

$ 10,000

on May 2, 2001 (paid)

$ 25,000

on May 2, 2002 (paid)

$ 50,000

on May 2, 2003 (paid)

$ 50,000

on May 2, 2004 (paid)

$ 100,000

on May 2, 2005 and annually thereafter

while the agreement is in effect

Terms of the Nevada Star - RMGC agreement include the following:

(i)

RMGC will pay the Company $275,000 in minimum royalty payments over the next 5 years, including $40,000 immediately and thereafter will pay annual minimums of $100,000. The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 per ounce (1% when gold prices are below $350 per ounce). Royalty payments are capped at $10 million.

(ii)

RMGC will expend $1 million on exploration, including $100,000 in each of the first 2 years, and accelerated annual expenditures thereafter.

(iii)

RMGC has the exclusive option to purchase the Gold Hill properties at any time while the agreement is in effect.

(iv)

The agreement will be in effect for 10 years and can be extended for further 10-year terms.

Deferred exploration and development expenditures of $226,105. have been incurred to date by the Company on the property. During the year ended August 31, 2003, RMGC informed the Company that it acquired Everett Manley’s interest in the Gold Hill Property. Details of RMGC’s acquisition were not provided to the Company.

(b)

OK Copper Mine, Utah

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation (the "Vendor"), the Company purchased copper properties in four townships in Beaver County, Utah. Consideration was the issuance of 2 million common shares of the Company (issued). The Vendor also retained a 12% net profits interest to apply to all copper production coming from any claims.   In 1999, the Vendor sold the 12% NPI to a group of private investors which included a current director and officer of the Company.  Deferred exploration and development expenditures of $1,748,087 have been incurred to date by the Company on the property.

A finder's fee of 150,000 shares at a price of $0.65 Cdn. was paid in fiscal 1998.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

7.  INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

 (c)

Beaver Lake, Utah

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (the  "Vendor"), the Company purchased mining claims in Beaver County, Utah. Consideration was 2 million common shares of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production. The Vendor also retains a 2% net smelter return royalty which will not exceed 3 million dollars in aggregate. The Company also granted Cortex one million warrants for the Company's common shares exercisable at $1.00 Cdn per share, which have since expired.

A finder's fee of 75,000 shares at a price of $0.65 Cdn. each was paid in fiscal 1998.

On December 17, 2003, the Company announced that Western Utah Copper Company ("WUCC") exercised its option to acquire 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million. As part of the option execution, WUCC paid $91,873 to reimburse the Company for holding costs pertaining to the claims. Under the agreement, WUCC has three years to put the property into production and must honour the Company's obligations to prior leaseholders. The Company will receive 1% of net proceeds from the first 10 million pounds of copper produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced. Total royalties are capped at $10 million.

(d)

MAN Project, Alaska

The MAN Project, Alaska, is comprised of the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project, the Canwell Glacier property and additional claims staked by the Company.

Ni-Cu-PGE Eureka Creek and Tangle Lakes Project

During the 2002 fiscal year, the Company entered into an agreement with M.A.N. Resources Inc. (“MAN”), of Seattle, Washington to acquire all of the issued and outstanding shares of MAN for consideration totaling  $1,791,987 ($2,849,259 Cdn). MAN holds a 100% interest in the Ni-Cu- PGE Eureka Creek and Tangle Lakes Project located northeast of Anchorage, Alaska, approximately halfway between Anchorage and Fairbanks. The Company owns 100% of the project, approximately 120 square miles of claims.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

7.  INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

Canwell Glacier Property

On August 22, 2001, the Company signed a letter of intent with FNX Mining Company Ltd. (formerly Fort Knox Gold Resources Inc.) to acquire an undivided 60% interest in the Canwell Glacier property. In return for this interest, Nevada Star will issue 200,000 shares of the Company to FNX, and agrees to expend $600,000 on the property. As per the letter of intent, 50,000 shares were issued January 16, 2002 following receipt of regulatory approval. $100,000 was expended within the first twelve month period following receipt of regulatory approval.

During the year ended August 31, 2003, the Company entered into an agreement to acquire a 100% interest in the property by issuing 150,000 common shares (issued) to FNX upon regulatory approval plus an additional 150,000 common shares in equal annual installments over three years. The Company also issued FNX 300,000 warrants with a three year term, exercisable at $0.32 Cdn in year one, $0.37 Cdn in year two and $0.42 Cdn in year three, valued at $53,430 Cdn and included in the property cost. An underlying 2% NSR is payable to American Copper Nickel Company, a joint venture partner of FNX. This agreement was approved by regulatory authorities on June 24, 2003.  During 2004 the Company acquired the underlying 2% NSR by issuing 25,000 common shares.

During the year ended August 31, 2003 the Company acquired by staking an additional 36 claims covering 720 acres and encompassing a significant nickel-copper-PGE showing. An additional 80 square miles were acquired by staking during the latter part of the 2003 fiscal year. The Company staked additional claims, covering 4,840 acres, the Summit Hill Property, which became part of the MAN Project.

During the year ended August 31, 2004, the Company formalized an Exploration, Development, and Mine Operating Agreement with Anglo American Exploration (USA), Inc. (Anglo USA) on a portion of the MAN property in Alaska.  The MAN property is divided into five separate areas.  Under the terms of the agreement, Anglo USA can earn a 51 percent interest in area 1, the Dunite Hill/Fish Lake area, by spending a total of $12 million by December 31, 2008.  Anglo USA has the right to increase their interest by an additional 9 percent by completing a pre-feasibility study, an additional 10 percent by completing a feasibility study, and an additional 5 percent by arranging construction financing for both Anglo USA and the Company.

Salt Chuck Property

The Salt Chuck property consists of 31 unpatented federal mining claims covering approximately 620 acres of prospective ground near the historic Salt Chuck mine on Prince of Wales Island, Alaska.  The Salt Chuck property was acquired as part of the acquisition of MAN (note 10).

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

8.  EQUIPMENT

2004

2003

Accumulated

Accumulated

Cost

Amortization

Net

Cost

Amortization

Net

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Vehicles

$

51,018

$

20,697

$

30,321

$

51,018

$

7,702

$

43,316

Mining equipment

24,356

9,470

14,886

24,356

3,092

21,264

Office equipment

10,840

9,992

848

10,840

9,779

1,061

Computer equipment

4,499

4,382

117

4,497

4,331

166

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$

90,713

$

44,541

$

46,172

$

90,711

$

24,904

$

65,807

=========================================================================================

9.  CAPITAL STOCK

 (a)

Authorized

Unlimited number of common shares without nominal or par value.

(b)

Issued:

2004

2003

Number

Number

of Shares

Amount

of Shares

Amount

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year

71,874,796

$

12,980,932

56,832,823

$

10,374,526

Warrants exercised

5,169,749

1,329,945

2,115,842

437,971

Shares issued for mineral properties

75,000

19,698

150,000

10,825

Options exercised

531,717

42,996

1,200,000

92,011

Shares issued for retirement of debt

-

-

3,049,360

312,484

Private placement

-

-

8,526,771

1,753,115

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, end of year

77,651,262

$

14,373,571

71,874,796

$

12,980,932

=========================================================================================

At August 31, 2004, the number of shares being held in escrow totaled 5,009,412 (2003 - 10,018,824).

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

9.  SHARE CAPITAL (continued)

 (c)

Stock options

The changes in stock options for the year ended August 31, 2004 and 2003 were as follows: (All share price amounts are in Canadian dollars)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

2004

2003

Weighted Average

                          Weighted Average

Options

Exercise Price

Options

Exercise Price

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year   1,581,717

$     0.09

2,531,717

$     0.08

  Granted

4,350,000

0.44

500,000

0.18

  Exercised

(531,717)

(0.11)

(1,200,000)

(0.08)

  Cancelled or expired

-

0.00

(250,000)

0.18

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Outstanding, end of year

5,400,000

$     0.37

1,581,717

$     0.09

=========================================================================================

On January 29, 2004 the Company's shareholders approved a Stock Option Plan.  The plan allows for the grant of stock options to purchase a maximum of 7,000,000 common shares by directors, officers, employees and consultants of the Company. The maximum number of common shares of the plan was reduced by 1,050,000, which represents the options outstanding at the inception of the plan.  The exercise price for each option is determined by the Board of  Directors and cannot be less than the discounted market price, as prescribed by the TSX Venture Exchange policy.  The term of an option may not exceed ten years from the date of the grant of the option.    Vesting period of options is set by the Board of Directors.

The following table summarizes the information about stock options outstanding and exercisable at August 31, 2004 and 2003: (All share price amounts are in Canadian dollars)

Exercise

Weighted Average

Weighted Average

Price

Number Outstanding

Remaining

Exercise

Per Share

At August 31, 2004

Contractual life

Price

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$0.1275-0.25

1,050,000

2.24 years

$0.13

$0.32-0.35

4,350,000

2.65 years

$0.44

-----------------------------------------------------------------------------------------------------------------------------------------------------------

5,400,000

2.57 years

$0.37

=========================================================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

9.  SHARE CAPITAL (continued)

As described in Note 6(a), the Company has early-adopted the recommendations of the Canadian Institute of Chartered Accountants (“CICA”) with respect to stock-based compensation. The Company uses the Black-Scholes option valuation model to value stock options. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The model requires management to make estimates which are subjective and may not be representative of actual results.  Changes in assumptions can materially affect estimates of fair values.  For purposes of the calculation, the following assumptions were used under the Black-Scholes option pricing model:

Risk free interest rate

3.02%

Expected dividend yield

0%

Expected stock price volatility

123%

Expected life of options

2.5 years

The grant-date fair value of options granted during the year ended August 31, 2004 and 2003 was $0.44 Cdn.

(d)

Warrants - The Company has issued stock warrants at August 31, 2004 and 2003 as follows: (All share price amounts are in Canadian dollars unless indicated otherwise)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Outstanding

Outstanding

Exercise

August 31,

Issued

August 31,

Price

2003

(Expired)

Exercised

2004

Expiry date

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$0.50

162,000

(162,000)

-

-

February 25, 2004

$0.50

1,140,484

(662,853)

(477,631)

-

March 28, 2004

$0.50

290,000

(290,000)

-

-

June 3, 2004

$0.50

415,823

(415,823)

-

-

June 20, 2004

$0.50

247,432

(181,414)

(66,018)

-

March 31, 2004

US $0.35/0.75

7,500,000

-

(4,626,100)

2,873,900

April 28, 2005/2006

$0.37/0.42

300,000

-

-

300,000

July 29, 2005/2006

-----------------------------------------------------------------------------------------------------------------------------------------------------------

10,055,739

(1,712,090)

(5,169,749)

3,173,900

=========================================================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

10.  SALE AND PURCHASE AGREEMENT

During the year ended August 31, 2002, the Company entered into a share purchase and sale agreement with M.A.N. Resources Inc. ("MAN") of Seattle, Washington to acquire all of the issued and outstanding shares of MAN for consideration totaling $1,791,987 ($2,849,259 Cdn). MAN holds a 100% interest in the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project located northeast of Anchorage, Alaska, approximately halfway between Anchorage and Fairbanks. The Project encompasses approximately 120 square miles of claims.

The terms of the share purchase and sale agreement required the Company to issue 15,600,000 common shares of its capital stock at a deemed price of $0.10 Cdn per share to the shareholders of MAN, together with two convertible debentures, to be issued to two insiders of the Company. The $842,334 ($1,337,038 Cdn) debentures are convertible into a maximum of 9,400,000 common shares of the Company, at a conversion price of $0.142 Cdn per share during the first three years, $0.192 Cdn during the fourth year and $0.242 Cdn during the fifth year. During the year ended August 31, 2002, regulatory approval was received and the agreement was executed. The debentures are repayable on demand. During 2003 $273,279 of the debt was extinguished by the issuance of 3,049,360 common shares.

The convertible debentures accrue interest at 5% per annum over their five year term. A market rate of interest for a non-convertible debt offering, representative of the Company's credit standing would be 10%. Therefore, the Company has received an interest benefit of 5% for the holder's conversion right, over the five year life of the debentures. The present value of this conversion benefit, totaling $95,774 (2003 - $104,817) has been recorded on these financial statements as the equity portion of convertible debentures.

As of January 9, 2002, the Company acquired 100% of MAN. The acquisition has been accounted for using the purchase method of accounting for business combinations. Assets of the acquired entity are more fully described above. For the purpose of the acquisition, the common shares were valued at $0.10 Cdn per share. The net assets acquired were as follows:

---------------------------------------------------------------------------------------

Resource property

$ 1,771,645

Current assets

34,078

---------------------------------------------------------------------------------------

1,805,723

Total liabilities

(913,598)

---------------------------------------------------------------------------------------

Net assets acquired

892,125

---------------------------------------------------------------------------------------

Consideration paid:

Common stock

$949,653

Convertible debentures

$842,334

1,791,987

---------------------------------------------------------------------------------------

Excess of consideration paid over net

assets acquired, allocated to the

acquisition cost of property

$899,862

===================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

10.  SALE AND PURCHASE AGREEMENT (continued)

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

During the third quarter of fiscal 2003, 3,049,360 common shares were issued at a price of CDN $0.142 upon the conversion of an outstanding debenture to extinguish $273,279 in debt.  During fiscal 2003, the Company satisfied the conditions and the TSX Venture Exchange accepted the Company's application for early release of the escrow securities. During fiscal  2004, 4,094,604 (2003, 5,459,472) common shares were released from escrow for the acquisition of MAN and 918,808 (2003: 1,219,744) common shares were released from escrow from the conversion of a debenture.

11.  RELATED PARTY TRANSACTIONS

*

During the years ended August 31, 2004 and 2003, the Company incurred management and consulting fees of $56,281 (2003: $31,075).  Included in the management fees is a one-time settlement payment of $26,264 for termination of management services.  On November 1, 2003, Mr. Gerald Carlson resigned as President, Mr. Robert Angrisano was appointed interim President and Mr. Monty Moore was appointed as interim Chief Executive Officer.

*

The Company was indebted to a shareholder in the amount of $189,389 (2003: $174,250).  These advances were interest bearing at a rate of prime plus 2% and had no fixed terms of repayment.  The Company repaid them in June 2004.  For the  year ended August 31, 2004 and 2003 the Company incurred interest charges of  $8,627 (2003: $10,558)  related to the advances.

*

During the years ended August 31, 2004 and 2003, the Company incurred rent and office expenses of $20,951 (2003: $15,886) paid to  a company with common directors.

*

During the year ended August 31, 2004, the Company entered into an employment agreement with a director and officer pursuant to which he is employed as President for an annual salary of  $80,000.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

11.  RELATED PARTY TRANSACTIONS (continued)

*

During fiscal 2002, the Company entered into a share purchase and sale agreement with MAN. As part of this agreement, 13,648,680 of the 15,600,000 shares issued and two convertible debentures, totaling $810,854 ($1,289,259 Cdn) were issued to two Company insiders. The Company and MAN are related by way of common directors. On March 24, 2003, a $273,279 debenture was converted into 3,049,360 shares at a price of CDN $0.142 per share. These shares were placed into escrow subject to the same release terms as the shares issued to insiders for the acquisition of M.A.N. Resources Inc. During fiscal 2003, 5,459,472 common shares were released from escrow for the acquisition of MAN and 1,219,744 common shares were released from escrow from the conversion of a debenture. During the year ended August 31, 2004, the Company incurred $28,772 in interest charges related to the debenture (note 10).

12.  SEGMENT INFORMATION

The Company's operations are limited to a single industry segment being the acquisition, exploration and development of mineral properties.  All of the Company's mineral interests are located in the United States of America.

13.  INCOME TAX LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes. The tax effect has not been recorded in the financial statements. These losses expire as follows:

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Available to

Amount

-----------------------------------------------------------------------------------------------------------------------------------------------------------

2005

$

155,000

2006

95,000

2007

43,000

2008

54,000

2009

164,000

2010

339,000

2011

317,000

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$

1,167,000

=========================================================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

13.  INCOME TAX LOSSES (continued)

The components of the future income tax assets are as follows:

-----------------------------------------------------------------------------------------------------------------------------------------------------------

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Future income tax assets

Non-capital loss carry-forwards

 $   1,167,000

$

960,525

Unused cumulative foreign exploration and development expense

9,195,360

8,530,292

Unused cumulative Canadian exploration and development expenses

26,582

25,258

-----------------------------------------------------------------------------------------------------------------------------------------------------------

10,388,942

9,516,075

Appropriate tax rate

38%

38%

-----------------------------------------------------------------------------------------------------------------------------------------------------------

3,947,798

3,616,109

Less: Valuation allowance

(3,947,798)

(3,616,109)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

$

-

$

-

=========================================================================================

The valuation allowance reflects the Company's estimate that the tax assets more likely than not will not be realized.

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years. These losses expire commencing in 2004 through 2010. The exploration and development expenses can be carried forward indefinitely.

14. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

 (a) Exploration expenditures

Under Canadian GAAP acquisition costs and exploration expenditures are capitalized (note 4(a)).  Under US GAAP, exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with Industry Guide 7 which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labour and equipment, and whether necessary mining and environmental permits can be obtained.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

14. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

Under US GAAP, mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining object or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated mine life, recovery rates, capital requirements, remediation costs and future prices considering the Company's hedging and marketing plans.

For Canadian GAAP purposes convertible debentures are considered a combined instrument, part debt and part equity. For US GAAP purposes, the debentures are considered debt.

(b) Reconciliation of total assets, liabilities and shareholder's equity:

-----------------------------------------------------------------------------------------------------------------------------------------------------------

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total assets for Canadian GAAP

$

9,557,119

$

8,680,961

Adjustments to US GAAP - Deferred Expenditures

(8,280,490)

(7,595,724)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total assets for US GAAP

$

1,276,629

$

1,085,237

=========================================================================================

Total liabilities per Canadian GAAP

$

687,503

$

777,121

Adjustments to US GAAP - Convertible Debentures

95,774

104,817

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total liabilities for US GAAP

783,277

881,938

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total equity for Canadian GAAP

8,869,616

7,903,840

Adjustments to US GAAP

(8,376,264)

(7,700,541)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total equity for US GAAP

493,352

203,299

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Total equity and liabilities for US GAAP

$

1,276,629

$

1,085,237

=========================================================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

14. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)  (continued)

 (c) Reconciliation of loss reported in Canadian GAAP and US GAAP:

-----------------------------------------------------------------------------------------------------------------------------------------------------------

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Statement of operations for year ended August 31,

Reconciliation of net loss from Canadian GAAP to

US GAAP

Net loss per Canadian GAAP

$

(829,501)

$

(302,291)

Acquisition of mineral properties

(19,698)

(100,660)

Exploration and development costs net

(665,068)

(1,117,352)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss per US GAAP

$

(1,514,267)

$

(1,520,303)

=========================================================================================

Net loss per share in accordance with:

Canadian GAAP

$

(0.012)

$

(0.006)

Total differences

(0.010)

(0.025)

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss per share in accordance with US GAAP

$

(0.022)

$

(0.031)

=========================================================================================

Weighted average number of shares outstanding

67,632,438

48,689,646

=========================================================================================

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Years ended August 31, 2004 and 2003

(U.S. Dollars)

14. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)  (continued)

 (d) Accounting pronouncements

In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted these requirements effective September 1, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  The Company believes that on adoption, FIN No. 46 will have no material impact on its financial condition or results of operations.

 (e) Comprehensive loss

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Years Ended, August 31

2004

2003

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss per US GAAP

$

(1,514,267)

$

(1,520,303)

Other comprehensive income (loss)

-

-

-----------------------------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss per US GAAP

$

(1,514,267)

$

(1,520,303)

=========================================================================================

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Office with the Company	Appointed Director
Monty Moore	68	Chairman, CEO and Director	1993
Robert Angrisano	50	President and Director	1999
Gerald G. Carlson	59	Director	2002
Richard W. Graeme	63	Director	1994
Stuart Havenstrite	72	Director	1994
Edward H. Waale	58	Director	2004
Michael W. Sharon	48	Director	2004

Monty Moore, Chairman, CEO and Director

Mr. Moore was appointed Chairman of the Company in 2002 and CEO in 2004 but previously held the position of President between 1993 and 2002. Since 1971, Mr. Moore has been a private contractor from Seattle, Washington.

Robert Angrisano, President and Director

Mr. Angrisano graduated from University of Oregon with a degree in Business Administration. Mr. Angrisano retired from Microsoft Corp. in July 2004, after spending over eleven years in a variety of position including Director of Technology, Director of Business Windows, and Senior Principal Technologist.  He was the President, Director and principal shareholder of M.A.N. Resources, Inc., which was acquired by the Company in 2002. Mr. Angrisano is a Fire Commissioner for Kittitas County Fire District #8 and serves on one other Board.

Mr. Angrisano has spent 28 years in consulting and manager in the high tech industry and has been involved in the mining industry since 1995. He's principal responsibilities have been in guiding companies' directions and strategies as well as operational management.

Gerald G. Carlson, P. Eng., Director

Dr. Carlson has been involved for over 30 years in managing mineral exploration and mining development companies. His experience has focused on precious and base metal deposits around the Pacific Rim, including western North America, Mexico, Central America, South America, Australia and Asia. This experience has included independent consulting assignments, management of major company exploration programs, junior mining companies and university level teaching. He is also President, CEO and Director of Copper Ridge Explorations Inc., Chairman and Director of IMA Exploration Inc., Director of Almaden Minerals Ltd., Director of Dentonia Resources Ltd. and Director of Orphan Boy Resources Inc.  Dr. Carlson was President of La Teko Resources Ltd., which was acquired by Kinross Gold Corporation. He has taken an active role in professional geoscience associations on both local and national levels and is President of the Society of Economic Geologists Canada Foundation and a past President of the British Columbia and Yukon Chamber of Mines. Dr. Carlson's international reputation and extensive experience in managing mineral exploration and mining development companies throughout the world lends the Company a high profile in mining and investment communities.

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

Edward H. Waale, Director

Edward Waale graduated from Central Washington University with degrees in Geography and Business Administration/Accounting. He has been employed by The Museum of Flight in Seattle Washington as their Chief Financial Officer since 1995. Prior employment was with Northern Life Insurance Company, where he spent twenty years in various capacities, the last being it's Vice President - Controller/Treasurer. Mr. Waale has been responsible for the coordination of the annual audits of the above entities for over 30 years. He is a Certified Public Accountant in the State of Washington and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

Michael W. Sharon, Director

Michael Sharon has a BA from the University of California and a JD from the University of Arizona. He is a past member of the California and Alaska Bar Associations, was formerly the managing partner of a law firm in Anchorage, Alaska and has owned and operated several new car dealerships both in Alaska and Washington. Currently, he is the owner and operator of several businesses in Eastern Washington.

 (b)

Identification of Certain Significant Employees

Other than the executive officers of the Company, there is no other person who is expected by the Company to make a significant contribution to the business.

(c)

Family Relationships

There are no family relationships between any of the directors and officers.

 (d)

Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

 (e)

Audit Committee Financial Expert

The Board of Directors has determined that Edward H.  Waale meets the requirements of an "audit committee financial expert" as such term is defined under currently applicable rules of the SEC.  Mr. Waale is independent.

 (f)

Identification of Audit Committee

The current members of the Audit Committee are Edward H. Waale, Stuart Havenstrite and Richard Graeme, all of whom are considered to be independent.  The Audit Committee has a written charter which was filed as an exhibit to the Company’s Form 10-QSB on July 20, 2004 and is incorporated by reference herein.  A copy of the Audit Committee Charter is also posted on the Company’s website at www.nevadastar.com.

Compensation Committee

The Company has established Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for the executive officers and directors of the Company.  The Compensation Committee is also be responsible for providing oversight with regard to the Company’s various programs of compensation, including all incentive plans, stock option plans and stock purchase plans.  The current members of the Compensation Committee are Michael Sharon, Gerald Carlson and Stuart Havenstrite, all of whom are considered to be independent except for Gerald Carlson who previously served as President of the Company between February 7, 2002 and November 1, 2004. The Compensation Committee has a written charter which was filed as an exhibit to the Company’s Form 10-QSB on July 20, 2004 and is incorporated by reference herein.  A copy of the Compensation Committee Charter is also posted on the Company’s website at www.nevadastar.com.

Corporate Governance and Nominating Committee

The Company has established a Corporate Governance and Nominating Committee to assist the Board of Directors in its responsibilities relating to reviewing the Company’s operational compliance with applicable legal requirements and ethical standards and evaluating the Board members and committees of the Board.  The current members of the Corporate Governance and Nominating Committee are Michael Sharon, Edward H. Waale and Gerald Carlson, all of whom are considered to be independent except for Gerald Carlson who previously served as President of the Company between February 7, 2002 and November 1, 2004.  The

Corporate Governance and Nominating Committee has a written charter and establish Corporate Governance Principles, both of which were filed as exhibits to the Company’s Form 10-QSB on July 20, 2004 and are incorporated by reference herein.  Copies of the Corporate Governance and Nominating Committee Charter and Corporate Governance Principles are also posted on the Company’s website at www.nevadastar.com.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Company pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, there were no delinquent filings except as follows:

1.

Richard Graeme, a director of the Company, failed to file a Form 4 with respect to the granting of stock options on April 23, 2004.

2.

Stuart Havenstrite, a director of the Company, was late in filing Form 4s with respect to the disposition of shares on September 2, 2003, September 22, 2003, September 24, 2003, October 2, 2003, October 7, 2003, November 5, 2003, December 12, 2003, December 29, 2003 and August 11, 2004.  Form 4s with respect to these dispositions were subsequently filed.

3.

Edward H. Waale and Michael Sharon, directors of the Company, were late in filing Form 3s upon their appointments on January 29, 2004.  The Form 3s were filed on February 13, 2004.

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

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Securities Under Options/ SARs Granted (#)	Restricted Shares / Units Awarded ($)	LTIP Payouts ($)
Monty Moore Chairman, CEO and Director	2004	$Nil	$Nil	$Nil	200,000	$Nil	$Nil	$Nil
Robert Angrisano President and Director	2004	$26,629	$Nil	$Nil	2,400,000	$Nil	$Nil	$Nil
Gerald G. Carlson Former President, Director	2004	$Nil	$Nil	$30,016	300,000	$Nil	$Nil	$Nil

 (b)

Option/SAR Grants

The following table sets forth incentive stock options granted to the Named Executive Officers during the most recently completed financial year.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in the Fiscal Year	Exercise of Base Price (US $/Sh)	Expiration Date
Monty Moore Chairman, CEO and Director	200,000	4.60%	$0.35	April 23, 2007
Robert Angrisano President and Director	2,400,000	55.17%	$0.35	April 23, 2007
Gerald G. Carlson Former President, Director	300,000	6.90%	$0.32	April 23, 2007

(c)

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth incentive stock options exercised by the Named Executive Officer during the most recently completed financial year as well as the fiscal year-end value of stock options held by the Named Executive Officers.  During this period, no outstanding SARs were held by the Named Executive Officers.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized (USD) (1)	Unexercised Options/SARs at the Financial Year End (#) Exercisable/ Unexercisable	Value of Unexercised in-the Money Options/SARs at Financial Year End ($) Exercisable/ Unexercisable (USD) (2)
Monty Moore Chairman and CEO	81,717	$17,826	Nil/200,000	$Nil/$Nil
Robert Angrisano President and Director	Nil	$Nil	Nil/2,400,000	$Nil/$Nil
Gerald Carlson Former President, Director	150,000	$25,485	850,000/300,000	$147,979/$Nil

(1)

Based on the difference between the option exercise price and the closing market price of the Company’s shares on the date of exercise and converted to U.S. dollars at a rate of US $1.00 = CDN $0.839.

(2)

In-the-Money Options are those where the market value of the underlying securities as at the most recent financial year end exceeds the option price.  The closing market price of the Company’s shares on the TSX Venture Exchange as at August 31, 2004 (ie., the financial year end) was CDN $0.335.

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

Other Arrangements

During the most recently completed financial year, there were no other arrangements pursuant to which directors of the Company were compensated for any service provided as a director other than the granting of stock options.  See “Stock Option Plan” below.  During Fiscal 2004, the Company granted the following stock options to directors of the Company:

Name	Number Granted	Exercise Price per Share	Date of Grant
Monty Moore	200,000 (1)	$0.35	April 23, 2004
Robert Angrisano	2,400,000 (1)	$0.35	April 23, 2004
Gerald Carlson	300,000 (1)	$0.32	April 23, 2004
Stuart Havenstrite	300,000	$0.32	April 23, 2004
Richard Graeme	300,000	$0.32	April 23, 2004
Michael Sharon	300,000	$0.32	April 23, 2004
Edward H. Waale	300,000	$0.32	April 23, 2004

(1)

Includes stock options granted to the Named Executive Officers previously disclosed.

(f)

Employment Contracts and Termination of Employment, and Change-in Control Arrangements

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, Director of the Company, was paid a fee of CDN $2,500 per month for management services which included the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2004, KGE was paid management fees totaling $30,016 which included a one-time settlement payment of $26,264 for the termination of management services.  This arrangement was terminated by mutual consent on November 1, 2003.

Pursuant to the terms of an Employment Agreement dated April 1, 2004 between the Company and Robert Angrisano, Mr. Angrisano is employed as President and paid an annual salary of $80,000 plus certain health benefits. During Fiscal 2004, Mr. Angrisano was paid $26,629 pursuant to this Employment Agreement.  The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

(g)

Report on Repricing of Options/SARs

There were no option/SAR repricings during the most recently completed financial year.

(h)

Stock Option Plan

The shareholders of the Company ratified and approved the adoption of a stock option plan (the “Stock Option Plan”) on January 29, 2004.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. The granting of such options is intended to align the interests of such persons with that of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price not less than the Discounted Market Price as defined in the Stock Option Plan prevailing on the day that the option is granted. Pursuant to the Stock Option Plan, the board of directors may from time to time authorize the issue of options to directors, officers, employees and consultants of the Company and its subsidiaries or employees of companies providing management services to the Company or its subsidiaries. The maximum number of Shares which may be issued pursuant to options previously granted and those granted under the Stock Option Plan will be 7,000,000 Shares. In addition, the number of shares which may be reserved for issuance to any one individual may not exceed 5% of the issued shares on a yearly basis. Vesting of options granted under the Stock Option Plan shall be at the discretion of the board of directors.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known to us, as of November 12, 2004, to be a beneficial owner of five percent (5%) or more of the Company's outstanding common stock.  No other class of voting securities is outstanding.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Monty Moore 10735 Stone Avenue N. Seattle, WA, USA 98133	22,041,794 (1)	28.39%
Common	Robert Angrisano P.O. Box 119 Snoqualmie Pass, WA, USA 98068	12,860,396 (2)	16.56%

 (1)

Includes 15,607,202 shares held directly, 17,285 shares held by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore, 66,667 stock options exercisable expiring on April 23, 2007 and a maximum of 6,350,640 shares issuable upon conversion of a debenture expiring on July 3, 2007.

(2)

Includes 12,060,396 shares held directly and 800,000 stock options exercisable expiring on April 23, 2007.

 (b)

Security Ownership of Management

The following table sets forth as of November 12, 2004 the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Monty Moore 10735 Stone Avenue N. Seattle, WA, USA 98133	22,041,794 (1)	28.39%
Common	Robert Angrisano P.O. Box 119 Snoqualmie Pass, WA, USA 98068	12,860,396 (2)	16.56%
Common	Gerald G. Carlson Suite 500, 625 Howe Street Vancouver, BC, Canada, V6C 2T6	1,256,780 (3)	1.62%
Common	Stuart Havenstrite 8111 Maio Drive Sandy, Utah, USA 84093	606,921 (4)	Less than 1%
Common	Richard W. Graeme P. O. Box 4272 Bisbee, Arizona, USA 85603	200,000 (5)	Less than 1%
Common	Edward H. Waale 9404 East Marginal Way South Seattle, WA 98108-4097	267,874 (6)	Less than 1%
Common	Michael Sharon 5500 Weaver Road Ellensberg, WA 98926	375,900 (7)	Less than 1%
Common	Directors and Officers as a Group (7 individuals)	37,609,665	48.43%

(1)

Includes 15,607,202 shares held directly, 17,285 shares held by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore, 66,667 stock options exercisable expiring on April 23, 2007 and a maximum of 6,350,640 shares issuable upon conversion of a debenture expiring on July 3, 2007.

 (2)

Includes 12,060,396 shares held directly and 800,000 stock options exercisable expiring on April 23, 2007.

(3)

Includes 150,000 shares held directly, 127,590 shares held by KGE Management Ltd., a privately held company controlled by Mr. Carlson, 850,000 options exercisable expiring on March 5, 2007 , 100,000 stock options exercisable expiring on April 23, 2007 and 29,190 shares issuable to KGE Management Ltd. upon the exercise of share purchase warrants expiring on April 28, 2006.

(4)

Includes 506,921 shares held directly and 100,000 stock options exercisable expiring on April 23, 2007.

(5)

Includes 100,000 shares held directly and 100,000 stock options exercisable expiring on April 23, 2007.

(6)

Includes 167,874 shares held directly and 100,000 stock options exercisable expiring on April 23, 2007.

(7)

Includes 238,400 shares held directly, 100,000 stock options exercisable expiring on April 23, 2007 and 37,500 shares issuable upon the exercise of share purchase warrants expiring on April 28, 2006.

(c)

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

 (i)

A shareholder, officer and director, made advances to the Company which were outstanding in whole or in part at the year ended August 31, 2004 (in the amount of $189,389) and August 31, 2003 (in the amount of $174,250).  There was no written agreement between the Company and the shareholder, officer and director with regard to the repayment of the monies advanced.  Initially, the monies were advanced on an interest free basis but commencing Fiscal 2002, the advances became interest bearing at a rate of prime plus 2% with no fixed terms of repayment.  The monies were expected to be repaid at the point at which the Company had adequate revenues to make such payments without restricting the operations of the Company.  In the alternative, upon approval of the shareholder, officer and director and the Board of Directors, the advances could be converted to equity.  During Fiscal 2004 and Fiscal 2003, the Company incurred interest charges of $8,627 and $10,558, respectively, related to the advances.  The advances were repaid in Fiscal 2004.

 (ii)

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, Director of the Company, was paid a fee of CDN $2,500 per month for management services which included the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2004 and Fiscal 2003, KGE was paid management fees totaling $30,016 and $20,241, respectively.  This arrangement was terminated by mutual consent on November 1, 2003.  Included in the Fiscal 2004 amount is a one-time settlement payment of $26,264 for the termination of management services.

 (iii)

The Company's executive offices are rented from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, Director of the Company, is a director and officer.  There is no lease or rent agreement between Copper Ridge and the Company.  During Fiscal 2004 and Fiscal 2003, the Company incurred rent and office expenses of $20,951 and $15,886, respectively.

 (iv)

Pursuant to the terms of an Employment Agreement dated April 1, 2004 between the Company and Robert Angrisano, Mr. Angrisano is employed as President and paid an annual salary of $80,000 plus certain health benefits. During Fiscal 2004, Mr. Angrisano was paid $26,629 pursuant to this Employment Agreement.  The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

 (v)

On March 24, 2003, a US $273,279 debenture held by Robert Angrisano, President and Director of the Company, was converted into 3,049,360 common shares of the Company at a price of CDN $0.142 per share.  These shares were placed into escrow and are releasable over three years retroactive to June 21, 2002.

 (vi)

On April 23, 2004, the Company granted 2,600,000 stock options exercisable at a price of $0.35 per share for a three-year period and 1,750,000 stock options exercisable at a price of $0.32 per share for a three-year period to directors, officers and a consultant of the Company.  All stock options are subject to vesting over an 18 month period with 1/3 vesting at six months, 1/3 vesting at 12 months and 1/3 vesting at 18 months.

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of the report:

1.

Financial Statements:

Independent Auditors' Reports

Consolidated Balance Sheets at August 31, 2004 and 2003

Consolidated Statements of Operation and Deficit for the years ended August 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ending August 31, 2004 and 2003

Consolidated Statements of Investment In and Expenditures On Resource Properties for the years ended August 31, 2004 and 2003

Notes to Consolidated Financial Statements

2.

Exhibits required by Item 601:

(3)(i)

Articles of Incorporation. (2)

(3)(ii)

Bylaws. (2)

(10)

Material contracts

10.1

Employment Agreement dated April 1, 2004 between the Company and Robert Angrisano.

(13)

Annual report to security holders, Form 10Q

or quarterly report to security holders. (2)

(14)

Code of Ethics (2)

(31)

Rule 13a-14(a)/15d-14(a) Certifications

(32)

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(99)

Additional Exhibits. (1)

(1)  These items have either been omitted or are not applicable

(2)  Incorporated by reference to previous filing

 (b)

No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

 (a)

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2004 and 2003 and the reviews of the financial statements included in the Company’s Forms 10-QSB during those fiscal years are $17,500 and $21,000, respectively.

 (b)

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements.

 (c)

Tax Fees

The Company incurred fees of $1,500 during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

(d)

All Other Fees

The Company incurred other fees of $0 during the last two fiscal years for products and services rendered by the Company’s principal accountant.

(e)

Pre-approval Policies and Procedures

The Board of Directors has adopted a pre approval policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA STAR RESOURCE CORP.
(Registrant)
December 10, 2004	/s/ Robert Angrisano
Date	Robert Angrisano, President and Director (Principal Executive Officer)