Form 10QSB
period 2004-11-30
NEVADA STAR RESOURCE CORP
filed 2005-01-10
CIK 877019

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934              For the quarterly period ended November 30, 2004

OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934    For the transition period from   __________________  to  __________________

Commission file number

000-25489

NEVADA STAR RESOURCE CORP.

----------------------------------------------------------------

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 77,651,262 shares

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes  (  )  No  (X)

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item  6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),  Monty Moore

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),  Robert Angrisano

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Monty Moore

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Robert Angrisano

(b)  Reports on Form 8-K

The Company filed no reports on 8-K during the period covered by this report:

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

BY:

/s/ Monty Moore

Date:  January 10, 2005

Monty Moore, Chairman and Chief Executive Officer

BY:

/s/ Robert Angrisano

Date:  January 10, 2005

Robert Angrisano, President and Principal Financial Officer

3