Form 10QSB
period 2005-02-28
NEVADA STAR RESOURCE CORP
filed 2005-04-15
CIK 877019

      OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response    135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to ________________

NEVADA STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	000-25489	98-0155690
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10735 Stone Avenue North Seattle, Washington, USA	98133
(Address of principal executive offices)	(Zip Code)

                      425-467-1836

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

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form \

displays a currently valid OMB control number.

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on January 27, 2005. The following matters were submitted to a vote of the Shareholders at the meeting:

1.

Appointment of Auditors.

Smythe Ratcliffe, Chartered Accountants, were appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company.  The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of shares voting for this matter.

Appoint Auditors	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

2.

Election of Directors at the Annual General Meeting.

The following persons were elected Directors of the Company to hold office until the election of Directors at the next Annual General Meeting:

Monty Moore

Robert Angrisano

Gerald G. Carlson

Stuart Havenstrite

Richard W. Graeme

Michael W. Sharon

Edward H. Waale

The following sets forth the tabulation of shares voting for each Director

Monty Moore	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

Robert Angrisano	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

Gerald G. Carlson	34,829,036	For	96.19%
	0	Against	0.00%
	1,377,624	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.81%

Stuart Havenstrite	34,714,036	For	96.18%
	0	Against	0.00%
	1,492,624	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.82%

Richard W. Graeme	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

Michael W. Sharon	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

Edward H. Waale	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

3.

Other Business

The Proxyholder was given discretion to vote upon any amendment or variation of the above matters or any other matter properly brought before the meeting.  No other business was transacted.

Other Business	36,206,660	For	96.33%
	0	Against	0.00%
	0	Withheld
	0	Not Voted
Total shares voted: 37,585,919	1,379,259	In Person	3.67%

Item 6.  Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Monty Moore

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Robert Angrisano

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Monty Moore

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Robert Angrisano

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

BY:

/s/ Monty Moore

Date:  April 15, 2005

Monty Moore, Chairman and Chief Executive Officer

BY:

/s/ Robert Angrisano

Date:  April 15, 2005

Robert Angrisano, President and Principal Financial Officer