Form 10QSB
period 2005-05-31
NEVADA STAR RESOURCE CORP
filed 2005-07-15
CIK 877019

      OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response    135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 84,169,287 shares

Transitional Small Business Disclosure Format (check one) Yes  (  )  No  (X)

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form \

displays a currently valid OMB control number.

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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

Date:  July 15, 2005

Monty Moore, Chairman and Chief Executive Officer

BY:

/s/ Robert Angrisano

Date:  July 15, 2005

Robert Angrisano, President and Principal Financial Officer