Form 10KSB
period 2005-08-31
NEVADA STAR RESOURCE CORP
filed 2005-11-29
CIK 877019

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2005

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

(425) 467-1836

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (Section 85,938), effective June 13, 1997, 62 F.R. 26387.]  $13,467,019 based on the closing price of $0.275 on the OTC-BB on November 18, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  84,269,287 at the date hereof

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

SEC 2337  (9-05)

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

As of January 9, 2002, the Company acquired MAN, a private company controlled by two directors of the Company.  MAN was incorporated on August 25, 1998 pursuant to the laws of the State of Washington, U.S.A.  Its business was the exploration and development of mineral properties.  See “Item 2. Description of Property, MAN Alaska Project”.

The head office of the Company is located at 10735 Stone Avenue North, Seattle, Washington, USA, 98133, Tel:  (425) 467-1836.  The Company also has a Vancouver office located at Suite 1400, 355 Burrard Street, Vancouver, British Columbia, Canada, V6C 2G8, Tel:  (604) 608- 6196. The registered and records office of the Company is located at Suite 300, 204 Black Street, Whitehorse, Yukon, Y1A 2M9.

Unless otherwise noted, all dollar amounts are quoted in U.S. Dollars.

Business of the Issuer

The Company is in the business of acquiring, exploring and developing mineral properties, primarily those containing nickel, platinum group elements (PGE’s), copper, gold, silver and associated base and precious metals.  The Company is in the process of exploring its mineral properties and has not yet determined whether these properties contain resources that will be economically recoverable. The recoverability of amounts shown for mineral properties and deferred exploration costs is dependent upon the discovery of economically recoverable resources and confirmation of the Company’s interest in the underlying mineral properties, the ability of the Company to obtain necessary financing to complete the development of the properties and upon future profitable production or proceeds from the disposition thereof.

Where management determines that it is in the best interest of the Company, partners will be sought to further the development of certain properties.  The Company’s principal property, the MAN Alaska Project, is comprised of three distinct project areas:  the southern nickel-copper, PGE area (Area 1), the northern nickel-copper, PGE area (Area 2), and the MAN Alaska Gold-Copper project (Area 3).  Area 1 of the MAN Alaska Project is currently under option to Anglo American Exploration (USA), Inc. (“Anglo USA”), a wholly owned indirect subsidiary of Anglo American plc, a global leader in the mining and natural resource sector.  The Company also owns the Milford Copper Property in Utah, currently under option to Western Utah Copper Company (“WUCC”), the Gold Hill Property in Nevada, currently under option to Round Mountain Gold Corporation (“RMGC”), a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, and the Salt Chuck Property in Alaska which is currently available for joint venture. See “Item 2.  Description of Property”.

The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans.  Management believes that the working capital on hand at August 31, 2005 will be sufficient to cover general and administrative expenses and property holdings costs until the end of calendar 2006.  Should significant new properties be acquired or additional programs be undertaken, the Company will require additional funding.

The Company is currently reviewing data from the 2005 exploration program on the MAN Alaska Project to determine the 2006 exploration program.  Once all the data is mapped and plotted, the Company will examine the numerous target opportunities, prioritize them and develop a program for 2006.  The Company will also take into consideration the exploration program Anglo USA plans to implement on Area 1 of the MAN Alaska Project.

Anglo USA must spend $2.3 million on Area 1 in calendar year 2006 to retain its position in the project.  To fund exploration programs in Areas 2 and 3 of the MAN Alaska Project in 2006, the Company is seeking partners to option all or part of those areas.  The exercise of options and warrants may also provide additional funds, however as of November 18, 2005, substantially all of the stock options and warrants outstanding are not in-the-money.  The exercise of the warrants and options is completely at the discretion of the respective holders.

Employees

The Company has two full-time employees, the President and the Vice President of Exploration, both of whom have been retained pursuant to employment agreements. The Company also engages directors, officers and contractors from time to time to supply work on specific corporate business and exploration programs.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s executive office in Seattle is located at 10735 Stone Avenue North, Seattle, Washington, USA, 98133, Tel: (425) 467-1836.  The Company uses approximately 1,000 square feet of this space which is provided free of charge from Monty Moore, Chairman and CEO of the Company.  The Company began occupying this facility in 1993 and it is considered adequate for current needs.  There is no lease or rent agreement between Monty Moore and the Company.

The Company’s Vancouver office is located in rented premises of approximately 150 square feet at Suite 1400 – 355 Burrard Street, Vancouver, British Columbia, Canada, V6C 2G8, telephone (604) 608-6196.  The Company began occupying this facility in February 2005 on a one-year term at a cost of $755 per month.  It is considered adequate for current needs.

The Company’s principal property, the MAN Alaska Project, is comprised of three distinct project areas:  the southern nickel-copper, PGE area (Area 1), the northern nickel-copper, PGE area (Area 2), and the MAN Alaska Gold-Copper project (Area 3).  Area 1 of the MAN Alaska Project is currently under option to Anglo USA.  The Company also owns the Milford Copper Property in Utah, currently under option to WUCC, the Gold Hill Property in Nevada, currently under option to RMGC, a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, and the Salt Chuck Property in Alaska which is currently available for joint venture.

MAN ALASKA PROJECT, ALASKA

Property Location and Accessibility

The MAN Alaska Project is located in the central Alaska Range approximately 165 road miles southeast of Fairbanks and 250 road miles northeast of Anchorage.  The property is bound by the area extending from 63o00' to 63o 25' North and 145o 30' to 146o 30' West in the Delta River Mining District, southwest portion of the Mt. Hayes quadrangle, Alaska. The rectangular boundaries encompass parts of the Mt. Hayes A-4, A-5, B-4 and B-5 15-minute quadrangles.

The MAN Alaska Project includes 2,310 State mining claims and 581 Federal lode claims covering an aggregate area of 280 square miles. Portions of the claims are located in the Fairbanks, Talkeetna, and Chitina recording districts.

Mineral rights in this part of Alaska are administered by the State of Alaska (State claims) and the U.S. Bureau of Land Management (federal claims).  Annual rents vary according to type of claim, claim size and age and are due and payable by August 31 of each year for unpatented federal mining claims and by November 30 of each year for State mining claims and prospecting sites.  Total 2004-2005 rents due for federal claims total $72,625 while rentals due on State claims total $109,115.  Claim rentals are paid in lieu of annual labor for unpatented federal claims while annual work commitment on State mining claims total $2.50 per acre per year. Amounts spent in excess of these levels are bankable on State mining claims for up to four years into the future.

The MAN Alaska project is accessible via two state of Alaska highways, the paved, all-season Richardson Highway on the east and the gravel-surfaced, seasonal Denali Highway on the south.  Full services and supplies are available in Fairbanks (population 40,000) and Anchorage (population 250,000), whereas limited supplies and services can be obtained in Delta Junction and Glennallen, approximately 100 km (60 miles) to the north and south of the project area respectively. The nearest inhabited community is Paxson (population <100), which is situated at the junction of the Denali and Richardson Highways. The Richardson and the Denali Highways are

only 25 km (15 miles) from the most distant part of the MAN Alaska project.  Public power lines and fiber-optic cable parallel the Richardson Highway.  The 122 cm (48-inch) diameter Trans Alaska petroleum pipeline also transects the project and currently carries slightly less than 1 million barrels of crude oil per day to the deepwater port of Valdez.  This pipeline contains excess State royalty oil sufficient to supply a large mining operation with bulk crude oil for electrical generation and rolling stock fuel.  There is a pipeline pumping station located less than 16 km (10 miles) north of the property, which is capable of producing diesel fuel adequate to support potential mining operations on the project.  The property is 300 km (200 miles) north of the all-season deep-water port at Valdez and 160 km (100 miles) east along the Denali Highway from commercial railhead at Cantwell.

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

The project area is located on the south flank of the central Alaska Range with weather patterns dominated by windy, wet conditions in summer and windy with moderate snow cover in winter.   Elevation varies from 1000-2000 metres (3,000 to 6,000 feet) above sea level.  The northern part of the property is dominated by rocky, alpine valleys while the south side of the property is dominated by more subdued, piedmont valleys.  Conifers are sparse and confined to the banks of larger rivers.  Smaller vegetation including alders, moss and lichen is more abundant but is also restricted to wetter piedmont valleys.  Apart from bedrock, rubble and talus, glacial moraine or glacio-fluvial deposits cover the lower elevations on the project.  Due to the recent glaciation of this part of Alaska, soils are sporadically distributed and where present are thin and poorly developed. Extended summer daylight hours (due to high northern latitude) occur from approximately the beginning of May to the end of August.  Approximate mean high and low temperatures are 27ºC (80ºF) and 13ºC (55ºF) in July, and 10ºC (14ºF) and 6ºC (-22ºF) in January.  Average precipitation varies between 10 cm (4 inches) in April to 50 cm (20 inches) in August.

Geology

In recent years exploration on the MAN Alaska project has focused on nickel, copper, gold, silver, and the platinum group metals.  These efforts are being guided by a newly recognized exploration model based on the world’s largest nickel producer. The Company’s Alaskan holdings and similar terrane to the southeast in the Kluane belt in the Yukon exhibit many of the same geological and geochemical features as the giant Ni-Cu-PGE sulfide mining camp at Noril’sk, Russia.  Ni-Cu-PGE mineralization on the MAN Alaska project is associated within Triassic Nikolai Group flood basalts and coeval mafic and ultramafic intrusions of the Wrangellia Terrane, a major tectonic terrane that extends for over 2400 km (1500 miles) from southwestern Alaska through the MAN Alaska project into British Columbia, Washington and Oregon. Detailed geological and geophysical studies in the MAN Alaska project area indicate that mafic-ultramafic bodies on the project are the largest and best preserved of Wrangellia’s Triassic volcano-plutonic complexes.

Ni-Cu-PGE Mineralization

Exploration results from the last few years have generated a series of high profile Ni-Cu-PGE targets with the following geological parameters:

•

The Canwell Ridge prospect returned up to 15.36% nickel, 7.19% copper, 16.73 g/t (0.59 opt) platinum, 12.76 g/t (0.45 opt) palladium and 4.25 g/t (0.15 opt) gold from mafic-ultramafic host rocks on the eastern portion of the project.  Known mineralization is road accessible and open to expansion.

•

Net-textured and disseminated sulfides were discovered in the East Rainy showing with values grading up to 1.35% nickel, 2.36% copper, 5.95 g/t (0.21 opt) platinum, 9.36 g/t (0.33 opt) palladium, and 0.37 g/t (0.013) opt gold.

•

Individual ultramafic-mafic sills and intrusive complexes with dimensions of over 32 km (20 miles) long and 3 km (2 miles) in thickness have been identified on the project, many of which remain unprospected.

•

Sulfide mineralization is widespread on the project and occurs within mafic-ultramafic intrusions and in the basal units of the overlying coeval basalts.

•

Abundant sulfides exist within the surrounding sedimentary country rocks from which mafic-ultramafic magmas can scavenge sulfur in sufficient volumes to achieve sulfur saturation and resultant sulfide deposition.

•

Palladium depletion zones occur within the basal Nikolai Group basalts that overlie and are coeval with mafic-ultramafic intrusions. This depletion has been identified for at least 13 km along strike suggesting that underlying mafic-ultramafic intrusions may be enriched in Ni-Cu-PGE sulfide concentrations.

•

The Fish Lake-Dunite Hill intrusions show evidence of significant (+50%) nickel and copper depletion, suggesting basal or deeper portions of these intrusives may contain significant Ni-Cu-PGE sulfide accumulations.

•

A large, strong linear geophysical anomaly exhibits coincident high gravity (78 milligals), magnetics and conductivity and may represent a master magma chamber to the Dunite Hill and Fish Lake intrusive complexes. The coincidence of high gravity, magnetics and conductivity suggests the presence of significant sulfide accumulations.

•

Coincident magnetic and EM anomalies identified in airborne geophysical surveys combined with mobile metal ion (MMI) geochemical anomalies suggest near-surface sulfide drill targets in the Dunite Hill area.

In addition to widespread Ni-Cu-PGE mineralization, the MAN Alaska project also hosts copper, silver, and gold mineralization.  The MAN Alaska Copper-Gold Project is a 50 square km (12,000 acre) size area (Area 3) with rock samples assaying up to 16% Cu, 7 g/t Au, and 97 g/t Ag.

Area 3 is underlain by Pennsylvanian to Tertiary age volcanic and sedimentary rocks and intrusions of the Wrangellia and Maclaren Terrains, south adjacent to a major flexure in the Denali-Farewell Fault system. The area encompasses lode copper-gold prospects associated with complex fault structures and extensive hydrothermal alteration cutting Pennsylvanian-Permian epiclastic sedimentary rocks and limestone and Triassic pyroclastic picrite flows and leucocratic and melanocratic gabbro. The metamorphic grade is very low and the area overlies a major gravity discontinuity, which appears to mark the boundary between the volcanic-sedimentary Wrangellia Terrain to the east and south and the metamorphic Maclaren Terrain to the north and west.

Cu-Au Mineralization

The MAN Alaska Copper-Gold Project includes six lode copper-gold prospects with rock assays ≥1 g/t Au:

(1) Specimen, (2) Gezzi Main, (3) Gezzi North, (4) Gezzi South, (5) Broxson Ridge, and (6) White Marker. With the highest-grade rock assays of 15.8% Cu, 6.89 g/t Au and 33.5 g/t Ag and, Specimen is the most advanced exploration prospect and is “drill ready”.  Overall, the host rocks are Triassic picrite and gabbro and Paleozoic pyritic sedimentary rocks.  These rocks were hydrothermally altered to potassic phases and albite with or without carbonate and tectonically brecciated adjacent to the major Airstrip Fault.  Copper is present in the form of malachite, other oxides phases, and chalcopyrite and other sulfide disseminations and stockworks.

Exploration History

Placer gold mining has occurred intermittently on Broxson Gulch and Rainy Creek since the early 1900s. Active placer mining is still occurring on Rainy Creek, downstream from the copper-gold mineralization found in outcrop at the Gezzi prospects. The source of the placer gold remains to be determined. Mineral exploration in the on the MAN Alaska project dates back to the early 1900s and took place in three “waves”; (1) gold (1903-1950), (2) copper and nickel (1963-1988), and (3) copper, nickel and platinum-group metals (1989-present).

1900-50:  Mineral exploration of the MAN Alaska project commenced at about 1900 when prospecting parties worked north from the port city of Valdez in search of gold.  Gold was discovered on Rainy Creek in 1900, although attempts at mining in 1901 failed.  Five persons were actively mining on Rainy Creek in 1910.  Copper mineralization was discovered in the Rainy Creek basin sometime before 1915 and between then and 1930, limited copper and placer gold exploration and mining took place. There was sporadic placer gold mining in Broxson Gulch in the 1940s and on Specimen Creek.

1950-63: The Emerick Ni-Cu-PGE prospect was discovered by Rollie Emerick in the early 1950s and hand trenched prior to 1961.  Newmont Mining conducted mapping, sampling and trenching on the prospect in 1962.  The Glacier Lake (now referred to as the Forbes) Ni-Cu prospect was discovered in 1962 and was hand-trenched but not otherwise explored.  A limited amount of work was reported from the Ann Creek (also known as the Emerick West prospect) where Bee Mining Co. discovered Cu-Ni sulfide mineralization over a 1737 metre (5,700 foot) long northwest trending zone.

1963-88: Alfred Ghezzi discovered intrusive-hosted Cu-Au-Ag mineralization at the Ghezzi prospect sometime before 1965.  He completed hand pitting and a few drill holes were drilled in 1974 however the results of this work are unknown. During this period most of the work conducted in the MAN project area was public sector geological and geophysical studies.  The United States Geological Survey (USGS) completed an Alaska Mineral Resource Appraisal Project geologic study of the Mt. Hayes Quadrangle. The United States Bureau of Mines (USBM) studied the distribution of PGEs in ultramafic complexes.

1989-94:  Following publication of data in 1988 and 1989, the MAN Alaska project area once again became the focus of private industry exploration activity.  In 1989, Cominco Alaska Exploration staked the Emerick and Forbes (Glacier Lake) prospects, but apparently did little work on the property.  A moderate-sized placer gold operation commenced in the summer of 1993 on Broxson Gulch and a small placer operation was intermittently active on Rainy Creek. Generative field work in 1992-93 by American Copper and Nickel Company (ACNC, an INCO subsidiary) confirmed the geologic similarities of the Wrangellian flood basalts of the MAN Alaska project area to the Noril'sk District in Siberia. Expenditures in 1992 and 1993 totaled $109,714. The results of these investigations prompted ACNC to begin a 7 year exploration effort referred to internally as the Nikolai Exploration Project.

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

1997:  Falconbridge optioned claims from NRE during the 1997 season and completed geologic mapping, airborne magnetics and electromagnetics (EM), ground magnetics and UTEM surveys and completed a single geophysically targeted drill hole (350 metres) at the Emerick prospect. Falconbridge terminated their agreement in late 1997. During the same year ACNC formed a joint venture with Fort Knox Gold Resources (Fort Knox). The joint venture conducted additional UTEM surveys at Fish Lake and completed a drill program consisting of six holes on the Fish Lake property and 2 holes (356 metres or 1,168 feet) on the Canwell property.  Total expenditures were $862,400. Nevada Star’s predecessor companies, MAN Resources and Monty D. Moore and Associated began working in the area in 1997.  Exploration in that year consisted of reconnaissance prospecting and geologic orientation focused in the Eureka Creek area.  A minor amount of geologic mapping and rock and stream sediment sampling was conducted along with the prospecting.  A total of 453 rock samples and 28 stream sediment samples were collected. The 1997 program confirmed the existence of olivine-rich mafic to ultramafic intrusions hosted in sulfide-bearing sedimentary volcanic rocks.  Of particular interest was the confirmation of magmatic sulfide mineralization found in grab samples from the Nikolai Group intrusions.

1998: In 1998, the ACNC/Fort Knox JV completed UTEM surveys in the Fish Lake (Tres Equis), Rainy and Canwell prospect areas and drilled two shallow holes (405’) on the Tres Equis prospect at Fish Lake, one shallow hole on the Rainy prospect (75 metres or 246 feet), and 3 holes on the Canwell prospect (528 metres or 1,731 feet). Total expenditures were $642,719. Exploration conducted by Nevada Star in 1998 consisted of collecting stratigraphic profiles through the Nikolai Group basalt to detect PGE depletion.  A total of 131 grab samples of Nikolai Group mineralized intrusions and basalt were collected. Ninety grab and chip samples, most with visible mineralization, were collected from the Tangle Lakes area as well as ‘follow-up’ samples from scattered localities north of Eureka Creek and east of the property where prospective areas were being examined. Reconnaissance prospecting, mapping and sampling was also conducted to a limited degree.  Much of the work was focused in the Dunite Hill area in an effort to confirm the existence of a large, mafic-ultramafic body indicated by regional aeromagnetics but covered by a thin overburden of glacial till and valley sediment.  Later in the season a ground-based magnetic survey was conducted over a prospective area near Dunite Hill.  Although no significant mineralization was found, the magnetic survey confirmed the existence of a large mafic-ultramafic body and the need for an extensive airborne geophysical survey.

1999: Fort Knox acquired 100% of the ACNC properties subject to a 2% Net Smelter Return to INCO.  Fort Knox held the property without conducting significant work before dropping the Fish Lake and Rainy properties in 2002.  Nevada Star’s 1999 field exploration focused activity on the eastern half of the Amphitheater Mountains.  A short program of mapping and sampling in the eastern half of the Amphitheater Mountains was carried out in conjunction with an airborne geophysical program. Much of the exposed geology from Landmark Gap Lake to Fourteenmile Lake was mapped and prospected.  An additional four geochemical sampling profiles were also completed through the Nikolai Group basalt to determine the extent of Pt and Pd depletion.  From the systematic sampling of the Nikolai Group basalt, it was found that the basal 500-600 metres of the basalt contains more sulfur and nickel than the overlying basalt, but shows extreme depletion in Pt and Pd at the base of the lava flows. Meridian Geosciences Ltd. of Vancouver, Canada completed a helicopter supported magnetic-electromagnetic geophysical survey over the Eureka Creek and Dunite Hill areas in 1999. The Dunite Hill area was flown on 100-meter spaced north-south flight lines recovering approximately 1,290 line-km of data.  The Eureka Creek area was flown on 200-metre spaced north-south lines recovering approximately 1590 line km (990 line-miles) of data.  Positive magnetic responses over the mafic-ultramafic bodies delineated very large areas of previously unknown mafic-ultramafic occurrences.  Electromagnetic data from the survey also identified areas of greater conductivity and numerous discrete conductors within the intrusive complex. The high resolution Hummingbird Mag-EM system used on the survey was able to discriminate between conductors related to magnetite and sulfides.

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

2001: Nevada Star’s 2001 field efforts focused principally on the Eureka Creek project area. The work completed consisted of mapping, prospecting and sampling of the margins of the mafic-ultramafic complexes.  Peter Friske of the Geological Survey of Canada completed in-fill sampling and anomaly follow-up of the 2000 regional stream sampling survey. Nevada Star acquired an option to purchase the Canwell property from Fort Knox Gold.  During the same year the U.S. Bureau of Land Management (BLM) began a five year Delta River Mining District study and supported USGS geophysical studies in 2001 and 2002.  The geophysical studies consist of collecting new ground gravity and magnetic data and the completion of two magnetotelluric transects in the Dunite Hill Landmark Gap-Tangle Lake area.  The BLM also acquired 3000 line-km (1,900 line miles) of private airborne magnetic and electromagnetic data and flew an additional 3100 line-km (2,000 line miles) covering all of the

MAN project area. The combined geophysical data set was released in 2003. The BLM also had 264 sediment samples from the USGS AMRAP program re-analyzed with a modern multi-element package plus platinum and palladium. The USGS began revising the ARDF (Alaska Resource Data Files) description of prospects in the Mt. Hayes Quadrangle however these data were not available to the author at the time of this report. NRE continued prospecting on its Forbes-Emerick prospect and discovered significant Cu-Ni-PGE on the Forbes prospect and Cu-Pb-Zn-Ag-Au mineralization elsewhere on the property.

2002:  Intermittent placer mining continued on Rainy Creek.  NRE continued prospecting on its Forbes-Emerick prospect and discovered significant porphyry copper mineralization on the Red Knob prospect.  Mapping, prospecting and geochemical sampling was completed by Nevada Star over the a number of targets in the MAN Alaska Project area, including Canwell, East Rainy, Ghezzi, Specimen Creek, Broxson Gulch and Bird’s Beak. Additionally, three-dimensional modeling of the Hummingbird magnetic data from the Dunite Hill area, combined with geophysical results from the USGS and BLM, has resulted in a more comprehensive interpretation of the geology and mineral potential of this area. During the summer of 2002, Nevada Star completed 291 metres (958 ft) of diamond core drilling on the Canwell property. The highlight of the program was the discovery, late in the season, of a surface outcrop of high-grade massive nickel-copper-PGE mineralization on Canwell Ridge.

2003: The USGS and the State Division of Geological and Geophysical Surveys (ADGGS) published the results of magneto telluric surveys through the Dunite Hill area. These surveys outlined a strong electrical conductor at depth under the Dunite Hill Complex that could indicate the presence of massive to net-textured sulfide mineralization. During the 2003 field season Nevada Star completed shallow drill testing of the Rainy, Canwell, and Fish Lake projects for structure and stratigraphic control, constructed a tractor-ATV trail to the top of Canwell prospect from the Richardson Highway, excavated and sampled of 4 backhoe trenches at Canwell which verified a mineralized strike length of Cu-Ni-PGE mineralization of 335 metres (1,100 feet) with widths of up to 8 metres (25 feet), completed a surface geophysical program at Dunite Hill, which included gravity and large-loop electromagnetics (UTEM) and completed soil sampling at three grids on the East Rainy, North and Central Rainy and the Rainy East Bowl areas. Nevada Star also announced results from over 500 soil samples collected over the Fish Lake and Dunite Hill intrusive complexes. Proprietary sampling techniques utilized in this sampling confirmed the presence of elevated nickel-copper-platinum-palladium–cobalt-iron in soils, with up to 542 ppm nickel and 80 ppm copper in soils at the Tres Equis nickel prospect in the Fish Lake complex.  The survey also revealed a 1.5-kilometer long anomalous soil zone on the Fish Lake complex where values up to 880 ppm nickel and 590 ppm cobalt were detected.  At Dunite Hill, elevated concentrations of up to 1,455 ppm nickel and 131 ppmcopper confirm the location of previous Mobile Metal Ion Ni soil anomalies near the north side of the complex, west of Fourteenmile Lake.

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

Soil sampling along with 23 line-km (14.3 line-miles) of Max-Min geophysics and 11 line-km (7 line-miles) of ground magnetics over the Canwell prospect revealed a +8 line-km (+5 line-mile) long Max-Min conductor along the eastern margin of the Canwell mafic-ultramafic complex.  This anomaly extends north of the Odie showing where some of the highest Pt values in the project have been discovered (15.6 g/t Pt, 2.6 g/t Pd, 0.9% Ni, and 0.3% Cu).  The geophysical conductor also coincides with anomalous talus and soil values including copper (high of 498 ppm, average of 182 ppm), nickel (high of 2,740 ppm, average of 1,468 ppm), platinum (high of 96 ppb, average of 32 ppb) and palladium (high of 70 ppb, average of 24 ppb). The combined soil and geophysical results suggest a persistent conductor dipping 70 degrees southwest within 60 metres (200 feet) of surface in the Canwell complex.

On the strength of this data, a six hole reverse circulation drilling program was completed in September to test the combined soil – Max-Min targets.

Limited rock sampling at the Gezzi copper-gold prospect confirmed and expanded past trench samples that returned values ranging up to 48 metres (159 feet) grading 0.96% copper and 0.07 gpt gold.  Rock samples collected in 2004 returned anomalous copper (high of 4.2%, average of 0.29%) and gold (high of 2.099 g/t, average of 0.14 g/t).  These samples were derived from leucogabbro, basalt and limestone units located 20 metres (21 yards) northwest of the previously trenched and sampled sulfide occurrences.  High-grade copper and (or) gold values have now been identified over an area measuring 840 metres by 1000 metres (2,757 feet by 3,282 feet).  Mineralization at Gezzi remains open to expansion and constitutes one of the highest priority drill targets on the MAN Alaska project.

Geologic mapping and rock and soil sampling were also conducted in 2004 on the Broxson Ridge prospect in the north-central part of the project. Work focused on a prominent ridge northwest of the old Broxson Gulch placer gold workings and revealed the presence of widespread anomalous gold, arsenic and copper with sporadic anomalous silver, lead and zinc.  Rock samples collected in 2004 returned anomalous copper (high of 2.7%, average of 287 ppm) and gold (high of 5.81 g/t, average of 94 ppb). Higher metal values were associated with feldspar porphyry, hornfels and calc-silicate rocks.  Talus and  soil samples collected over the prospect also returned anomalous copper (high of 530 ppm, average of 144 ppm) and gold (high of 291 ppb, average of 27 ppb).  Spatial analysis of the results suggests gold and copper are strongly correlated with Pennsylvanian stratigraphy at the base of the Broxson Gulch Thrust fault, a regionally extensive structure in this part of the Alaska Range.  Additional work will be required on the Broxson Ridge prospect before drill targets can be selected.

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

Exploration efforts at the Telephone Hill prospect consisted entirely of ground geophysics, which included 7.9 line-km (4.9 line-miles) of Max-Min geophysics, 8.5 line-km (5.3 line-miles) of ground magnetics and 1.3 lin-km (0.8 line-miles) of gravity surveys.

At Canwell, the 2004 phase I drilling efforts were focused on testing shallow (<60 metres or <200 feet) targets on the Canwell copper-nickel-platinum-group element prospect. Previous soil sampling along with 23 line-km of Max-Min geophysics and 11 line-km of ground magnetics revealed a +8 km long Max-Min conductor along the eastern margin of the Canwell mafic-ultramafic complex.  This anomaly extends north of the Odie showing where some of the highest Pt values in the project have been discovered in the past (17.5 g/t Pt, 15.5 g/t Pd, 15.3, 15.36% Ni, and 7.9% Cu).  The geophysical conductor also coincides with anomalous talus and soil values including copper (high of 498 ppm, average of 182 ppm), nickel (high of 4,357 ppm, average of 2,230 ppm), platinum (high of 850 ppb, average of 142 ppb) and palladium (high of 303 ppb, average of 917 ppb).

On the strength of this data, a six-hole (693 metre or 2,275 feet) reverse circulation drilling program was completed in September to test the combined soil – Max-Min targets. Drilling intercepted variably serpentinized gabbro, pyroxenite and dunite in the Canwell complex and younger intermediate intrusives on the eastern margin of the Canwell complex.  Platinum and palladium values ranged from less than detection limits (5 ppb and 1 ppb, respectively) to highs of 174 and 128 ppb, respectively.  Copper values ranged from 8 to 1795 ppm, whereas nickel values ranged from 9 to 6220 ppm. Platinum and palladium are strongly correlative with each other and with nickel.  Elevated platinum and palladium values are preferentially hosted in dunite-rich rock units, whereas more differentiated gabbroic rock units contain background levels of platinum and palladium.

Based on drilling results it is clear that the Max-Min geophysical anomalies are probably related to zones of strong serpentinization which post-date sulfide mineralization.  Deeper geophysical targets (approximately 305 metres or 1,000 feet) have been identified using three-dimensional magnetic inversion modeling.  This modeling suggests a possible sulfide enrichment zone near the base of the Canwell complex.  The Company is evaluating other geophysical methods to help refine these targets for a phase II diamond core drilling program in 2006.

2005 Exploration Programs

Exploration programs in 2005 were undertaken by Nevada Star and by Anglo USA.  The exploration program in 2005 by Nevada Star focused on the copper-gold area (Area 3) and the northern Ni-Cu-PGE area (Area 2), whereas Anglo focused on southern Ni-Cu-PGE area (Area 1)

Area 2 and 3 Exploration Work by Nevada Star

The field work to date by Nevada Star focused on the north and west parts of the Cu-Au Project area and attempted to better define basic geology and controls on the previously identified mineralization through geological mapping, rock and soil sampling, and ground magnetic surveys.  One hundred thirty rock samples were collected in the 2005 program. The majority of these samples were selected to determine metal contents and alteration types and other features spatially associated with the Cu-Au mineralization. Limited exposure in most areas hampered continuous sampling to determine the full size of the mineralized zones.

Geochemical assays and geological observations returned very positive results. The maximum assays for the samples were 2.06% Cu (Gezzi prospect), 7.22 g/t Au (Broxson Ridge prospect), and 42.1 g/t Ag (Broxson Ridge prospect).  The maximum Au value is the highest measured to date for the Cu-Au Project.  This sample (30820) was taken from altered clastic sedimentary rock near a feldspar-phyric granitoid dyke. Nearby samples from along a strike length of approximately 1000 metres through the Broxson Ridge prospect contain up to 1.78% Cu and 4.95 g/t Au. The other samples were from strongly altered and brecciated picrite 4 km to the east at the Specimen prospect and altered gabbro 6 km east at the Gezzi prospect.  In addition to previously known mineralized zones and newly defined extensions thereof, new hydrothermal alteration zones and metal associations were recognized which remain to be tested by more sampling and drilling.

These hydrothermal alteration zones appear to be up to hundreds of metres in size. Field examinations and geochemical modeling reveal major albitized and silicified zones, carbonate veins and stockworks, and breccia zones associated with fault zones cutting serpentinized picrite, altered gabbro and sedimentary rocks. These zones coincide with reduced magnetic susceptibilities in TMI images, consistent with magnetite destruction during mineralization. Mineralogical studies are ongoing, but field examinations have tentatively identified pyrite, pyrrhotite, chalcopyrite, bornite, chalcocite and perhaps tenorite. Very strong correlations (“r-values” greater  than or equal to 0.9) of Au with Se, Bi, Te, Cu, Ag and S at Specimen implies gold in selenide, telluride and sulfide mineral phases.

Compilation and incorporation of pre-2005 data with the data acquired in 2005 continues.

In the Ni-Cu-PGE project area 2, 14 samples were collected from the East Rainy disseminated sulfide showing for physical property measurements.  Laboratory measurements of resistivity and conductivity will be made by Zonge Engineering in Tuscon, Arizona.  The results will determine the feasibility of induced polarization geophysical techniques for direct detection of significant disseminated sulfide deposits in the Ni-Cu-PGE project areas.

Following completion of the field work, Nevada Star staked approximately 260 new lode claims, mainly in the Cu-Au project area.  The additional property is prospective for lode copper, gold and silver mineralization, and is generally contiguous with Nevada Star’s existing lode claims in the project area.  The new claims were selected for staking after database compilation, GIS analysis, and field work completed during the 2005 program.  The property includes claims in the area of the Specimen, Gezzi and Broxson Ridge lode Cu-Au (Ag) prospects, all of which are open laterally and vertically.

Area 1 Exploration work by Anglo USA

The Anglo USA exploration program occurred in two phases.  The first phase ran from mid-March through to mid-June.  It involved 48 line-km (30 line-miles) of line-cutting and TEM-SQUID surveys, 11 line-km (7 line-miles) of TEM surveys, diamond drilling of 8 holes for a total of 220 metres (7284 feet), down-hole surveys of 6 of the 8 holes for electromagnetic anomalies, collection of 1050 core and rock samples for multi-element assay analysis, and geological prospecting Ni-Cu-PGE mineralization.  The second phase of the exploration program ran from early August through early September.  It involved 35 line-km (22-miles) of line-cutting and TEM-SQUID surveys, 177 line-km (110 line-miles) of high-resolution walking ground magnetics, 6 line-km (4 line-miles of

HLEM (MaxMin) surveys, collection of 1057 samples (including standards and duplicate pairs) for multi-element assay analysis, and geological prospecting for Ni-Cu-PGE mineralization.

Terms of Acquisition

The Company acquired certain claims of the MAN Alaska Project pursuant to the acquisition of MAN.  Other claims were acquired from FNX Mining Company Ltd. or staked by the Company.

On July 3, 2002, an aggregate of 15,600,000 shares of Common Stock were issued at a deemed price of CDN $0.10 per share to the shareholders of MAN as consideration for all of the issued shares of MAN.  In addition, two convertible debentures were issued to two insiders of the Company for the aggregate amount of US $842,334.  The debentures earned interest at 5% per annum and were convertible into a maximum of 9,400,000 shares of Common Stock at CDN $0.142 per share in years 1-3, CDN $0.192 per share in year 4 and CDN $0.242 per share in year 5.  During the third quarter of Fiscal 2003, 3,049,360 common shares were issued at a price of CDN $0.142 upon the conversion of an outstanding debenture to extinguish $273,279 in debt.  During Fiscal 2005, 6,350,640 shares were issued to convert the remaining balance on the convertible debenture.

On August 22, 2001, the Company signed a letter of intent with FNX Mining Company Ltd. (formerly Fort Knox Gold Resources Inc.) to acquire an undivided 60% interest in the Canwell Glacier property. Pursuant to the terms of the letter of intent, 50,000 shares of Common Stock were issued to FNX on January 16, 2002 and $100,000 was expended by January 11, 2003.  During Fiscal 2003, the Company entered into an agreement to acquire a 100% interest in the property from FNX by issuing 150,000 shares of Common Stock and agreeing to issue an additional 150,000 shares of Common Stock in equal annual installments over three years (100,000 shares issued).  The Company also issued to FNX 300,000 share purchase warrants with a three-year term, exercisable at CDN $0.32 in year one, CDN $0.37 in year two and CDN $0.42 in year three.  An underlying 2% NSR payable to American Copper Nickel Company, a joint venture partner of FNX, was acquired by the Company during Fiscal 2004 by the issuance of 25,000 shares of Common Stock.

Joint Venture Agreement

In Fiscal 2004, an Exploration, Development, and Mine Operating Agreement was signed with Anglo USA.  Under the terms of the agreement, Anglo USA can earn a 51% interest in Area 1, the Dunite Hill/Fish Lake area, by spending a total of $12 million by December 31, 2008.  Anglo USA has the right to increase their interest by an additional 9% by completing a pre-feasibility study, an additional 10% by completing a feasibility study, and an additional 5% by arranging construction financing for both Anglo USA and the Company.

SALT CHUCK PROPERTY, ALASKA

Property Location and Accessibility

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

MILFORD COPPER PROPERTY, UTAH

Property Location and Accessibility

The Milford Copper Property (referred to as the OK Copper Mine and the Beaver Lake Property in the consolidated financial statements) consists of 80 patented mining claims, 188 unpatented mining claims, five Utah state leases, and 93 acres of fee land, aggregating approximately 6,310 acres.

The property lies within approximately 10 miles northwest of the town of Milford in Beaver County, Utah.  Milford has a population of 1,200 and is a major division point on the Union Pacific Railroad. Milford has typical facilities for a town of its size.  The Company owns a railroad spur right-of-way 9 miles east of the property where sulfuric acid can be received and trucked to the property and where copper cathodes can be loaded and shipped to market.  Electric power adequate to service the processing facility is available 5 miles from the property.

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

Several companies partially mined the deposits delineated by the drilling.  These deposits included the Bawana deposit, located on ground presently controlled by other parties, and the Hidden Treasure and Maria deposits, now owned by the Company.  A flotation plant was constructed to process the ores and later, an acid leach circuit was added.  The copper concentrate and cement copper produced from the leaching process were sold to copper smelters for final processing.

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

Feasibility Study

In 1998, the Company commissioned a feasibility study to evaluate the Company’s properties in the Milford District.  Three independent engineering companies evaluated the property.  The Company spent approximately $800,000 on the studies including data confirmation, ore reserve calculation, pit design, metallurgical test work, engineering studies and capital cost estimation.  The feasibility study concluded that open pit mining, acid leaching and solvent extraction-electrowinning can produce LME grade A cathode copper at the property and provide positive economic returns at sale prices above $0.75 per pound copper.

Terms of Acquisition

By an agreement dated November 7, 1997 between the Company and Centurion Mines Corporation, the Company purchased copper properties in four townships in Beaver County, Utah. Consideration was the issuance of two million shares of Common Stock of the Company over five years, which shares have been issued.  A 12% net profits interest on all copper production is held by a group of private investors which includes a current director and officer of the Company.  A finder's fee of 150,000 shares at a deemed price of CDN $0.65 per share was paid in Fiscal 1998.

By an agreement dated November 4, 1997 between the Company and Cortex Mining & Exploration Co. Inc. (“Cortex”), the Company purchased mining claims in Beaver County, Utah.  Consideration was 2 million shares of Common Stock of the Company issued in two tranches: one million shares upon closing (issued) and another one million (issued December 21, 2000) upon the Company's successful completion of a favourable feasibility study or upon commencement of commercial production.  Cortex also retains a 2% net smelter return royalty which will not exceed $3 million in aggregate. Total royalties on any production will not exceed 4%. The Company also granted Cortex one million warrants for the Company's shares of Common Stock exercisable at $1.00 per share, which have since expired. A finder's fee of 75,000 shares at a price of CDN $0.65 each was paid in Fiscal 1998.

Option Agreement

On November 26, 2003, WUCC exercised its option to acquire a 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million.  Under the option agreement, WUCC has three years to put the property into production and must honor the Company’s obligations to leaseholders.  The Company will receive 1% of net proceeds from the first 10 million pounds of copper produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced.  Total royalties are capped at $10 million.

On November 19, 2003, WUCC announced a joint partnership on the Milford District property with Palladon Ventures Ltd. (“Palladon”), a mineral resource company whose common shares trade on the TSX Venture Exchange and the Frankfurt Exchange.  Palladon may obtain a 65% working interest in the Milford District property by updating a feasibility study and expending up to $4 million over a five-year period with a $120,000 work commitment in the first year.

In 2004, Palladon conducted several rounds of drilling to confirm areas of mineralization included in the 1998 feasibility study and to expand on some of those areas (see Palladon’s press releases of May 4, 27 and 31, 2004; June 11, 2004; and October 25, 2004.).  Palladon also conducted geophysics inside and outside the 1998 study area to aid in further exploration in both cases (see Palladon’s press releases of August 19 and October 25, 2004). The objectives of the exploration inside the 1998 study area were to confirm and expand upon the previously-

identified historic resource estimate and aid in the work now being performed to reflect current costs and conditions.

On September 14, 2005, Palladon filed a National Instrument 43-101 technical report updating the 1998 feasibility study.  Table 1 below is a summary of the Indicated Resources that were calculated in the 1998 study.  Indicated Resources consist of those blocks within the mineralized boundaries that are sufficiently close to sampled drill holes for copper grade estimation. Blocks within the mineralized boundaries that are too far from data to be estimated are classified Inferred. Indicated material above a cutoff grade of 0.40% copper was used as the basis for reporting resources. The 0.40% copper cutoff was the approximate breakeven cutoff for the 1998 feasibility study, using a $1.05 per pound copper price.  Copper is presently trading at approximately $1.92 per pound.

WUCC informed the Company that a revised National Instrument 43-101 technical report is in process by Palladon which will be based on today’s copper prices and that the revised National Instrument 43-101 technical report will increase the size of the reported Indicated Resource.  WUCC has also advised that it has submitted, to the State of Utah, all of the necessary information to receive the final mining permits, after which WUCC plans to start plant construction. WUCC plans to be in production by early 2006.

Table 1 Indicated Resource

To view the full details of Palladon’s press releases and Palladon’s National Instrument 43-101 technical report updating the 1998 feasibility, please see their website at www.palladonmining.com or view their SEDAR filings at www.sedar.com.

GOLD HILL, NEVADA

Property Location and Accessibility

The Gold Hill Property consists of 211 unpatented and patented mining claims and is located six miles north of the existing Round Mountain Gold Mine, about 48 miles northeast of Tonopah, Nevada. The Round Mountain Gold Mine, currently operated by Round Mountain Gold Corporation (RMGC), a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, produces about 700,000 ounces of gold a year, but is quickly depleting its gold reserves and needs a new source of gold to continue operations beyond 2006 (per a technical report dated March 21, 2003 which can be viewed at http://www.kinross.com/op/pdf/Technical-Report-Round-Mountain.pdf).

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

Terms of Acquisition

By an amended agreement dated February 14, 2000 between the Company and Everett L. Manley, the Company had an option to purchase 53 mining claims in the Round Mountain Mining District, Nye County, Nevada located four miles north of Round Mountain in consideration of $1,010,000 over 10½ years.

During the year ended August 31, 2003, RMGC informed the Company that it had acquired Everett Manley’s interest in the Gold Hill Property.  Details of RMGC’s acquisition were not provided to the Company.

Round Mountain Gold Corporation Lease

By an agreement dated May 2, 2000 between the Company and RMGC, the Company has leased RMGC a certain interest in the property. RMGC was required to and made payments totaling $275,000 to May 2, 2005 and $100,000 annually thereafter while the agreement is in effect.

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

In April 2004, the Bureau of Land Management directed the preparation of an Environmental Impact Statement (EIS) for the Gold Hill Project. According to the Bureau of Land Management, the EIS is scheduled to be completed in the spring of 2006. RMGC is targeting production to start on the Gold Hill Property at the end of 2006.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information

The Common Stock of the Company is traded on the TSX Venture Exchange under the symbol “NEV” and on the NASDAQ Over the Counter Bulletin Board Service under the symbol “NVSRF”. The following table sets forth the high and low sales prices for the Common Stock for each quarter within the last two fiscal years.  The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on November 18, 2005 was $0.840.

	TSX High	TSX Low	OTCBB High	OTCBB Low
	CDN$	CDN$	US$	US$

Year Ended August 31, 2005
Fourth Quarter	$0.49	$0.295	$0.40	$0.22
Third Quarter	$0.58	$0.325	$0.48	$0.275
Second Quarter	$0.36	$0.265	$0.33	$0.21
First Quarter	$0.41	$0.34	$0.34	$0.26

Year Ended August 31, 2004
Fourth Quarter	$0.44	$0.335	$0.33	$0.25
Third Quarter	$0.46	$0.35	$0.40	$0.28
Second Quarter	$0.47	$0.32	$0.38	$0.265
First Quarter	$0.45	$0.27	$0.35	$0.229

The source of this information is Stockwatch.com.  These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)

Holders

There are 261 registered holders of the Company’s common equity at November 18, 2005.

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

(d)

Recent Sales of Unregistered Securities

During the year ended August 31, 2005, the Company sold the following equity securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(i)

On April 27, 2005, the Company issued 30,000 shares of its Common Stock at a price of $0.35 per share to one non U.S. resident pursuant to the exercise of warrants.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.  There were no commissions of other fees paid in connection with the exercise of the warrants.

(ii)

On May 19, 2005, the Company issued 137,385 shares of its Common Stock at a price of $0.35 per share to nine U.S. residents pursuant to the exercise of warrants.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.  There were no commissions of other fees paid in connection with the exercise of the warrants.

(iii)

On July 1, 2005, the Company issued 6,350,640 shares of its Common Stock pursuant to the conversion of a $569,055 debenture plus interest accrued to date by a private company controlled by a director, officer and shareholder of the Company.  The shares were issued pursuant to a Section 4 (2) exemption from registration under the Securities Act.

(iv)

On July 25, 2005, the Company issued 50,000 shares of its Common Stock at a deemed price of $0.30 per share to FNX Mining Company Inc. for the acquisition of the Canwell Glacier Property, Alaska.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(v)

On September 28, 2005, the Company issued 50,000 shares of its Common Stock at a price of CDN $0.25 per share to one non U.S. resident pursuant to the exercise of stock options.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

(e)

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,670,000	$0.30	1,330,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,670,000	$0.30	1,330,000

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans.  Management believes that the working capital on hand at August 31, 2005 will be sufficient to cover general and administrative expenses and property holdings costs until the end of calendar 2006.  Should significant new properties be acquired or additional programs be undertaken, the Company will require additional funding.

The Company is currently reviewing data from the 2005 exploration program on the MAN Alaska Project to determine the 2006 exploration program.  Once all the data is mapped and plotted, the Company will examine the numerous target opportunities, prioritize them and develop a program for 2006.  The Company will also take into consideration the exploration program Anglo USA plans to implement on Area 1 of the MAN Alaska Project.  Anglo USA must spend $2.3 million on Area 1 in calendar year 2006 to retain its position in the project.  To fund exploration programs in Areas 2 and 3 of the MAN Alaska Project in 2006, the Company is seeking partners to option all or part of those areas.  The exercise of options and warrants may also provide additional funds, however as of November 18, 2005, substantially all of the stock options and warrants outstanding are not in-the-money.  The exercise of the warrants and options is completely at the discretion of the respective holders.

The Company does not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

The Company does not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.

FINANCIAL STATEMENTS

NEVADA STAR RESOURCE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005 AND 2004

(U.S. DOLLARS)

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

22

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

23

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

24

CONSOLIDATED STATEMENTS OF CASH FLOWS

25

CONSOLIDATED STATEMENTS OF INVESTMENT IN

  AND EXPENDITURES ON RESOURCE PROPERTIES

26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27 - 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF NEVADA STAR RESOURCE CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at August 31, 2005 and 2004 and the consolidated statements of operations and deficit, cash flows and investment in and expenditures on resource properties for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2005 and 2004 and the results of its operations, its cash flows and investment in and expenditures on resource properties for each of the years then ended in accordance with Canadian generally accepted accounting principles, which differ in certain aspects from accounting principles generally accepted in the United States as discussed in note 13.

"Smythe Ratcliffe" (signed)

Chartered Accountants

Vancouver, British Columbia

November 10, 2005

COMMENTS BY AUDITORS FOR US READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going-concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated November 10, 2005 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

"Smythe Ratcliffe" (signed)

Chartered Accountants

Vancouver, British Columbia

November 10, 2005

Nevada Star Resource Corp.

CONSOLIDATED BALANCE SHEETS

August 31,
(U.S. Dollars)

	2005	2004
ASSETS		
Current		
Cash	$ **654,034**	$ 1,225,448
Receivables	**16,777**	784
Prepaid expenses	**5,576**	4,225
	676,387	1,230,457
Investment in and expenditures on resource properties *[Note 6]*	**8,528,852**	8,280,490
Equipment *[Note 7]*	**36,835**	46,172
	$ **9,242,074**	$ 9,557,119
LIABILITIES		
Current		
Accounts payable	$ **47,302**	$ 141,296
Convertible debentures *[Note 9]*	**-**	546,207
	47,302	687,503
SHAREHOLDERS' EQUITY		
Capital stock *[Note 8(a)(b)(c)(d)]*	**15,120,038**	14,373,571
Contributed surplus *[Note 8(e)]*	**1,146,805**	502,920
Equity portion of convertible debenture *[Note 9]*	**-**	95,774
Cumulative translation adjustment	**381,431**	381,431
Deficit	**(7,453,502)**	(6,484,080)
	9,194,772	8,869,616
	$ **9,242,074**	$ 9,557,119

Commitment *[Note 14]*

Subsequent Events *[Note 15]*

APPROVED ON BEHALF OF THE BOARD:

"Robert Angrisano" — Director

"Monty Moore" — Director

See notes to consolidated financial statements.

Nevada Star Resource Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

Years ended August 31,
(U.S. Dollars)

	2005	2004
GENERAL AND ADMINISTRATIVE EXPENSES		
Stock-based compensation *[Note 8(c) and (e)]*	$ **643,885**	$ 428,892
Wages and benefits	**118,824**	26,629
Professional fees	**68,306**	102,616
Promotion, advertising and investor relations	**39,432**	26,899
Office and miscellaneous	**35,464**	58,180
Interest and bank charges	**24,415**	58,148
Amortization	**15,042**	20,417
Consulting	**12,814**	54,491
Travel	**7,385**	7,121
Transfer agent and filing fees	**7,212**	14,347
Project research cost	**2,336**	-
Loss before other items	**975,115**	797,740
OTHER ITEMS		
Interest income	**(5,949)**	(6,871)
Loss on translation of foreign currency	**256**	38,632
NET LOSS FOR YEAR	**969,422**	829,501
Deficit, Beginning of Year	**6,484,080**	5,654,579
DEFICIT, End of Year	$ **7,453,502**	$ 6,484,080
NET LOSS PER SHARE	$ **0.01**	$ 0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	**75,981,115**	67,632,438

See notes to consolidated financial statements.

Nevada Star Resource Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31,
(U.S. Dollars)

	2005	2004
OPERATIONS		
Net loss	$ (969,422)	$ (829,501)
Items not involving cash:		
Stock-based compensation	643,884	428,892
Amortization	15,042	20,417
	(310,496)	(380,192)
Changes in non-cash working capital:		
Account receivables	(15,993)	3,716
Prepaid expenses	(1,351)	(3,461)
Accounts payable	(93,993)	(17,160)
Total Cash Flows Used in Operating Activities	(421,833)	(397,097)
INVESTING		
Deferred exploration and development costs	(501,478)	(847,293)
Option payments and cost recoveries	268,116	201,923
Acquisition of fixed assets	(5,705)	-
Total Cash Flows Used in Investing Activities	(239,067)	(645,370)
FINANCING		
Shares issued for cash	58,585	1,336,032
Convertible debenture	30,901	91,967
Due to shareholder	-	(174,250)
Total Cash Flows Provided by Financing Activities	89,486	1,253,749
Cash Inflow (Outflow)	(571,414)	211,282
Cash, Beginning of Year	1,225,448	1,014,166
CASH, End of Year	$ 654,034	$ 1,225,448
SUPPLEMENTAL CASH FLOW INFORMATION		
Shares issued under convertible debenture	$ 672,882	$ -
Shares issued for mineral properties *[Note 6(c)]*	$ 15,000	$ 19,698
Interest paid	$ -	$ 9,328

See notes to consolidated financial statements.

Nevada Star Resource Corp.

	Gold Hill Property, Nevada	Beaver Lake and OK Copper Mines Property, Utah	MAN Project, Alaska	Salt Chuck, Alaska	Total
	(note 6(a))	(note 6(b))	(note 6(c))	(note 6(d))	
Balance, August 31, 2003	$ **275,078**	$ **3,761,192**	$ **3,559,454**	$ -	$ **7,595,724**
Expenditures for year					
Drilling and exploration	-	38,615	384,261	-	422,876
Geological consulting	-	-	240,143	-	240,143
Travel	-	-	3,257	-	3,257
Option payments received	(50,000)	(89,913)	(62,010)	-	(201,923)
Recording fee	-	124	66,487	-	66,611
Assays	-	-	33,096	-	33,096
Holding costs	-	-	94,033	6,975	101,008
Property acquisition	-	-	19,698	-	19,698
	(50,000)	(51,174)	778,965	6,975	684,766
Balance, August 31, 2004	$ **225,078**	$ **3,710,018**	$ **4,338,419**	$ **6,975**	$ **8,280,490**
Balance, August 31, 2004	$ **225,078**	$ **3,710,018**	$ **4,338,419**	$ **6,975**	$ **8,280,490**
Expenditures for year					
Drilling and exploration	-	-	201,912	-	201,912
Holding costs	827	457	171,029	12	172,325
Geological consulting	-	-	46,964	644	47,608
Travel	-	433	25,707	-	26,140
Assays	-	-	6,900	-	6,900
Recording fee	-	-	193	-	193
Property acquisition	-	-	57,525	3,875	61,400
Recovery of costs	-	-	(168,116)	-	(168,116)
Option payments received	(100,000)	-	-	-	(100,000)
	(99,173)	890	342,114	4,531	248,362
Balance, August 31, 2005	$ **125,905**	$ **3,710,908**	$ **4,680,533**	$ **11,506**	$ **8,528,852**

See notes to consolidated financial statements.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is incorporated under the laws of British Columbia and was continued into the Yukon Territory of Canada in 1998. The principal business activity is the exploration for and development of natural resource properties.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation, and Nevada Star Resource Corp. (formerly M.A.N. Resources, Inc.) ("MAN"), a Washington corporation. All significant inter-company balances and transactions have been eliminated.

The Company applies accounting principles generally accepted in Canada for going-concerns and reporting in U.S. dollars (notes 2 and 3).

Certain of the comparative figures are reclassified to conform to the current year’s presentation.

2.  GOING-CONCERN

These financial statements have been prepared on a going-concern basis, which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has experienced significant losses since inception.  At August 31, 2005, the Company had working capital (current assets over current liabilities) of $629,085 and has an accumulated deficit of $7,453,502.

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

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES

(a)

Exploration and development

The Company accounts for mineral property costs in accordance with the Canadian Institute of Chartered Accountants Handbook Section 3061, "Property, plant and equipment"  ("CICA 3061"), and abstract EIC 126, "Accounting by Mining Enterprises for Exploration Costs" ("EIC 126") of the Emerging Issues Committee.  CICA 3061 provides for the capitalization of the acquisition and exploration costs of a mining property where such costs are considered to have the characteristics of property, plant and equipment.  EIC 126 provides that a mining enterprise is not precluded from considering exploration costs to have the characteristics of property, plant and equipment when it has not established mineral reserves objectively, and therefore, does not have a basis for preparing a projection of the estimated future net cash flow from the property.

Mineral property costs include initial acquisition costs and related option payments, which are recorded when paid.  Exploration and development costs are capitalized until properties are brought into production, at which time costs are amortized on a unit-of-production basis over economically recoverable reserves. Option payments are credited against mineral property costs when received. No gain or loss on disposition of a partial interest is recorded until all carrying costs of the interest have been offset by proceeds of sale or option payments received.

CICA 3061 also provides that property, plant and equipment be written down when the long-term expectation is that the net carrying amount will not be recovered.  EIC 126 states that a mining enterprise, which has not objectively established mineral reserves, and therefore, does not have a basis for preparing a projection of the estimated future cash flow from a property is not obliged to conclude that the capitalized costs have been impaired.

However, EIC 126 references certain conditions that should be considered in determining subsequent write-downs, such as changes or abandonment of a work program or poor exploration results, and management reviews such conditions to determine whether a write-down of capitalized costs is required.  When the carrying value of a property exceeds its net recoverable amount, provision is made for the impairment in value.

(b)

Environmental costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

(c)

Amortization

Amortization of equipment is calculated on a declining-balance basis at the following annual rates:

Vehicles

30%

Mining equipment

30%

Office equipment

20%

Computer hardware

30%

Computer software

100%

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)

Foreign currency translation

Amounts recorded in foreign currency for 2005 are translated into United States dollars as follows:

(i) Monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

(ii) Non-monetary assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii) Revenues and expenses (excluding amortization, which is translated at the same rate as the related asset), at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in the determination of net loss.

(e)

Stock-based compensation

Effective February 1, 2003, the Company adopted the recommendations of the Canadian Institute of Chartered Accountants ("CICA") with respect to accounting for stock-based compensation and other stock-based payments. These standards require that all stock-based awards to employees and non-employees be accounted for in the Company’s financial statements using the fair value method. Under this method, compensation costs are measured at the grant date based on the fair value of the award and are to be recognized over their vesting period. The compensation cost as determined is recorded as a charge to operations and credited to contributed surplus at the time of the grant; as the options are exercised, the amounts are transferred to capital stock.

(f)

Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates and would impact future results of operations and cash flows.  The more significant areas requiring the use of estimates include impairment testing on mineral properties and stock-based compensation. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

(g)

Loss per share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Shares held in escrow are excluded from the calculation of the weighted average number of common shares outstanding.

For the years ended August 31, 2005 and 2004, the existence of warrants and options affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, fully diluted loss per share information has not been shown.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)

Income taxes

Future income taxes relate to the expected future tax consequences of differences between the carrying amounts of balance sheet items and their corresponding tax values.  Future income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not future income tax assets will be realized.  Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates at the date of enactment or substantive enactment.

4.  CHANGE IN ACCOUNTING POLICY

Effective September 1, 2004, the Company retroactively adopted the new CICA Handbook Section 3110 "Asset Retirement Obligations." This standard requires liability recognition for retirement obligations associated with the Company's mineral properties. The standard requires the Company to recognize the fair value of the liability for an asset retirement obligation in the year in which it is incurred and record a corresponding increase in the carrying value of the related long-lived asset. Fair value is estimated using the present value of the estimated future cash outflows. The liability is subsequently adjusted for the passage of time, and is recognized as an accretion expense in the statement of loss. The increase in the carrying value of the asset is amortized on the same basis as mineral properties and deferred exploration costs. This change in accounting policy has no material effect on the Company's prior or current year financial statements.

5.  FINANCIAL INSTRUMENTS

(a)

Fair value

The carrying values of cash, receivables, accounts payable and convertible debentures approximate their fair values because of the short maturity of these financial instruments.

(b)

Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(c)

Foreign exchange risk

The Company incurs a small portion of expenses in Canadian dollars and translates all Canadian dollar transactions into U.S. currency using rates prevailing at the time of the exchange, which may vary from time to time.

The foreign currency risk is minimal as Canadian dollar transactions are not a significant portion of the Company's transactions.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

6.  INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

(a)

Gold Hill Property, Nevada

By an agreement dated May 2, 2000 between the Company and Round Mountain Gold Corporation (RMGC), the Company has leased RMGC a certain interest in the property. RMGC was required to and made payments totaling $275,000 to May 2, 2005, and $100,000 annually thereafter while the agreement is in effect.

The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 per ounce (1% when gold prices are below $350 per ounce). Royalty payments are capped at $10 million. The agreement will be in effect for 10 years and can be extended for further 10-year terms.

(b)

OK Copper Mine and Beaver Lake, Utah

The OK Copper Mine and Beaver Lake properties in Utah are owned 100% by the Company, subject to a 12% net profits interest on copper production from certain claims (held by a group of private investors, which includes a current director and officer of the Company) and a 2% net smelter return (“NSR”) royalty on certain claims (held by the property vendor), which will not exceed $3 million in the aggregate.

On December 17, 2003, the Company announced that Western Utah Copper Company ("WUCC") exercised its option to acquire 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million. As part of the option execution, WUCC paid $91,873 to reimburse the Company for holding costs pertaining to the claims. Under the agreement, WUCC has three years to put the property into production and must honour the Company's obligations to prior leaseholders. The Company will receive 1% of net proceeds from the first ten million pounds of copper produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced. Total royalties are capped at $10 million.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

6.  INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

(c)

MAN Project, Alaska

The 280 square mile MAN Alaska Project is comprised of the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project, the Canwell Glacier property and additional claims staked by the Company.  The Ni-Cu-PGE Eureka Creek and Tangle Lakes Project was acquired pursuant to the acquisition of M.A.N. Resources Inc. (“MAN”) (see note 9).

During the year ended August 31, 2004, the Company formalized an Exploration, Development, and Mine Operating Agreement with Anglo American Exploration (USA), Inc. (Anglo USA) on a portion of the MAN property in Alaska.  The MAN property is divided into three separate areas.  Under the terms of the agreement, Anglo USA can earn a 51% interest in area 1, the Dunite Hill/Fish Lake area, by spending a total of $12 million by December 31, 2008.  Anglo USA has the right to increase their interest by an additional 9% by completing a pre-feasibility study, an additional 10% by completing a feasibility study, and an additional 5% by arranging construction financing for both Anglo USA and the Company.  Expenditures incurred by Anglo USA during 2005 amounted to $92,272.

Canwell Glacier Property

During the year ended August 31, 2003, the Company entered into an agreement to acquire a 100% interest in the property by issuing 150,000 common shares (issued) to FNX Mining Company Limited (“FNX”) (formerly Fort Knox Gold Resources Inc.) upon regulatory approval plus an additional 150,000 common shares in equal annual installments over three years (100,000 common shares issued). The Company also issued FNX 300,000 warrants with a three year term, exercisable at Cdn $0.32 in year one, Cdn $0.37 in year two and Cdn $0.42 in year three, valued at Cdn $53,430 and included in the property cost.

An underlying 2% NSR was payable to American Copper Nickel Company, a joint venture partner of FNX. The Company acquired the underlying 2% NSR by issuing 25,000 common shares in the 2004 fiscal year.

(d)

Salt Chuck Property

The Salt Chuck property consists of 31 unpatented federal mining claims covering approximately 620 acres of prospective ground near the historic Salt Chuck mine on Prince of Wales Island, Alaska.  The Salt Chuck property was acquired as part of the acquisition of MAN.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

8.  SHAREHOLDERS’ EQUITY

(a)

Authorized

Unlimited number of common shares without nominal or par value.

(b)

Issued

At August 31, 2005, the number of shares being held in escrow totaled Nil (2004 - 5,009,412).

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

8.  SHAREHOLDERS’ EQUITY (continued)

(c)

Stock options

The changes in stock options for the years ended August 31, 2005 and 2004 were as follows:

On January 29, 2004, the Company's shareholders approved a Stock Option Plan.  The plan allows for the grant of stock options to purchase a maximum of 7,000,000 common shares by directors, officers, employees and consultants of the Company. The maximum number of common shares of the plan was reduced by 1,050,000, which represents the options outstanding at the inception of the plan.  The exercise price for each option is determined by the Board of Directors and cannot be less than the discounted market price, as prescribed by the TSX Venture Exchange policy.  The term of an option may not exceed ten years from the date of the grant of the option. Vesting period of options is set by the Board of Directors.

During the year ended August 31, 2005:

(i)

The Company granted a total of 300,000 stock options to an employee at an exercise price of $0.31 per common share.  Stock options are subject to a vesting over a three-year period, with 100,000 vesting January 4, 2006, 100,000 vesting January 4, 2007 and 100,000 vesting January 4, 2008. Stock options expire January 4, 2008.

(ii)

The Company granted a total of 120,000 stock options to consultants at an exercise price of $0.29 per common share.  Stock options are subject to a vesting over a one-year period, with 25% vesting every three months from date of grant. Stock options expire August 10, 2006.

The following table summarizes the information about stock options outstanding at August 31, 2005:

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

8.  SHAREHOLDERS’ EQUITY (continued)

(c)

Stock options (continued)

The Company uses the Black-Scholes options valuation model to value stock options, which resulted in compensation expense for the year of $643,885. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The model requires management to make estimates that are subjective and may not be representative of actual results.  Changes in assumptions can materially affect estimates of fair values.  For purposes of the calculation, the following weighted average assumptions were used under the Black-Scholes options pricing model:

Risk free interest rate

3.04%

Expected dividend yield

0%

Expected stock price volatility

119%

Expected life of options

3 years

The Company expects to recognize $92,288 of stock-based compensation related to unvested portion of the 300,000 ($40,190) 4,350,000 ($43,574), 120,000 ($8,524) options as follows:

(d)

Warrants

The Company has issued stock warrants at August 31, 2005 as follows:

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

8.  SHAREHOLDERS’ EQUITY (continued)

(e)

Contributed surplus

Contributed surplus increased in connection with the recognition of compensation cost relating to stock options. Contributed surplus is decreased when those stock options are exercised:

9.  SALE AND PURCHASE AGREEMENT

During the year ended August 31, 2002, the Company entered into a share purchase and sale agreement with MAN of Seattle, Washington, to acquire all of the issued and outstanding shares of MAN for consideration totaling $1,791,987 (Cdn $2,849,259). MAN held a 100% interest in the Ni-Cu-PGE Eureka Creek and Tangle Lakes Project located northeast of Anchorage, Alaska, approximately halfway between Anchorage and Fairbanks.

The terms of the share purchase and sale agreement required the Company to issue 15,600,000 common shares of its capital stock at a deemed price of Cdn $0.10 per share to the shareholders of MAN, together with two convertible debentures to be issued to two insiders of the Company. The $842,334 (Cdn $1,337,038) debentures were convertible into a maximum of 9,400,000 common shares of the Company, at a conversion price of Cdn $0.142 per share during the first three years, Cdn $0.192 during the fourth year and Cdn $0.242 during the fifth year. During the year ended August 31, 2002, regulatory approval was received and the agreement was executed. The debentures were repayable on demand.

The convertible debentures accrue interest at 5% per annum over their five-year term. A market rate of interest for a non-convertible debt offering, representative of the Company's credit standing would be 10%. Therefore, the Company has received an interest benefit of 5% for the holder's conversion right, over the five-year life of the debentures. The present value of this conversion benefit was recorded on the financial statements as the equity portion of convertible debentures.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

9.  SALE AND PURCHASE AGREEMENT (continued)

As of January 9, 2002, the Company acquired 100% of MAN. The acquisition has been accounted for using the purchase method of accounting for business combinations. Assets of the acquired entity are more fully described above. For the purpose of the acquisition, the common shares were valued at Cdn $0.10 per share. The net assets acquired were as follows:

Of the 15,600,000 common shares issued for the acquisition of MAN, 13,648,680 shares issued to two insiders of the Company were held in escrow and were subject to the release terms of a TSX Venture Exchange Tier 2 Surplus Security Escrow Agreement (6 years). The escrow term may be reduced to that of a Tier 2 Value Security Escrow Agreement (3 years) upon the Company receiving a positive recommendation to proceed with a proposed second phase work program and raising sufficient funds to conduct the work program. Should the debentures be converted into common shares of the Company, those shares would be subject to the same escrow terms.

During the third quarter of fiscal 2003, 3,049,360 common shares were issued at a price of Cdn $0.142 upon the conversion of an outstanding debenture to extinguish $273,279 in debt.  During fiscal 2003, the Company satisfied the conditions and the TSX Venture Exchange accepted the Company's application for early release of the escrow securities.  During 2005, 6,350,640 shares were issued to convert the remaining balance on the convertible debenture.

All shares issued pursuant to the MAN acquisition have been released from escrow.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

10.  RELATED PARTY TRANSACTIONS

(a)

During the year ended August 31, 2005, the Company incurred and paid rent and office expenses of $1,946 (2004 - $20,951) to a company with common directors.

(b)

During the year ended August 31, 2005, the Company incurred and paid salaries of $155,802 (2004 - Nil) to a director and officer employed as President and an officer employed as Vice President, Exploration.

(c)

During fiscal 2002, the Company entered into a share purchase and sale agreement with MAN. As part of this agreement, 13,648,680 of the 15,600,000 shares issued and two convertible debentures, totaling $842,334 (Cdn $1,289,259) were issued to two Company insiders. The Company and MAN are related by way of common directors. During fiscal 2005, the Company incurred $30,901 (2004 - $28,772) in interest charges related to the debenture.  On July 1, 2005, the remaining $569,055 debenture plus interest accrued to date was converted into 6,350,640 shares (note 8(b)).  During fiscal 2005, 5,009,412 common shares were released from escrow in connection with the acquisition of MAN.

11.  SEGMENT INFORMATION

The Company's operations are limited to a single industry segment being the acquisition, exploration and development of mineral properties.  All of the Company's mineral interests are located in the United States of America.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

12.  INCOME TAX LOSSES

The Company has operating losses that may be carried forward to apply against future years' income for Canadian income tax purposes. The tax effect has not been recorded in the financial statements. These losses expire as follows:

The components of the future income tax assets are as follows:

The valuation allowance reflects the Company's estimate that the tax assets more likely than not will not be realized.

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years. These losses expire commencing in 2005 through 2015. The exploration and development expenses can be carried forward indefinitely.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

12.  INCOME TAX LOSSES (continued)

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

(a)

Recent accounting pronouncements

(i)

FAS 153, Exchanges of Non-monetary Assets.  The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.  The provisions of this Statement should be applied prospectively.  There is no impact on the Company’s financial statements.

(ii)

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  Application by small business issuers to entities other than special-purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005.  In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R).  There is no impact on the Company’s financial statements.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

(a)

Recent accounting pronouncements (continued)

(iii)

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25.SFAS 123(R) is effective for all annual periods beginning after June 15, 2005.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). This standard will not have an impact on the Company’s financial statements as it already applies the fair value method of accounting for its stock options.

(b)

Exploration expenditures

Under Canadian GAAP, acquisition costs and exploration expenditures are capitalized (note 3(a)).  Under US GAAP, exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with SEC Industry Guide 7, which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labour and equipment, and whether necessary mining and environmental permits can be obtained.

Under US GAAP, mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated mine life, recovery rates, capital requirements, remediation costs and future prices considering the Company's hedging and marketing plans.

For Canadian GAAP purposes, convertible debentures are considered a combined instrument, part debt and part equity. For US GAAP purposes, the debentures are considered debt.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

(c)

Reconciliation of total assets, liabilities and shareholders’ equity

(d)

Reconciliation of loss reported in Canadian GAAP and US GAAP

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended August 31, 2005 and 2004

(U.S. Dollars)

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)  (continued)

14.  COMMITMENT

The Company entered into a rental agreement for executive office space in Vancouver, British Columbia, on February 1, 2005. Monthly rental amounts of $755 are due for a period of one year.

15.  SUBSEQUENT EVENTS

(a)

The Company has changed its fiscal year end from August 31 to November 30, effective November 30, 2005.

(b)

The Company issued 50,000 shares for cash in regards to stock options exercised during September 2005.

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

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Office with the Company	Year Appointed
Monty Moore	69	Chairman, CEO and Director	1993
Robert Angrisano	51	President and Director	1999
Gerald G. Carlson	60	Director	2002
Richard W. Graeme	64	Director	1994
Stuart Havenstrite	73	Director	1994
Edward H. Waale	59	Director	2004
Michael W. Sharon	49	Director	2004

Monty Moore, Chairman, CEO and Director

Mr. Moore was appointed Chairman of the Company in 2002 and CEO in 2004 but previously held the position of President between 1993 and 2002. Since 1971, Mr. Moore has been a private contractor from Seattle, Washington.

Robert Angrisano, President and Director

Mr. Angrisano graduated from the University of Oregon with a degree in Business Administration. He retired from Microsoft Corp. in July 2004, after spending more than eleven years in a variety of positions including Director of Technology, Director of Business Windows, and Senior Principal Technologist.

Mr. Angrisano was the President, Director and a principal shareholder of M.A.N. Resources, Inc., which the Company acquired in February 2002. Mr. Angrisano is a Fire Commissioner for Kittitas County Fire District #8 and serves on other Boards not related to the mineral exploration industry. Mr. Angrisano has spent 28 years in consulting and management in the high technology industry and has been involved in the mining industry since 1995. His principal responsibilities have been guiding companies' directions and strategies as well as operational management.

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

(c)

Family Relationships

There are no family relationships between any of the directors and executive officers.

(d)

Involvement in Certain Legal Proceedings

No Director, or person nominated to become a director or executive officer, has been involved in any of the enumerated events during the past five years.

(e)

Audit Committee Financial Expert

The Board of Directors has determined that Edward H.  Waale meets the requirements of an “audit committee financial expert” as such term is defined under currently applicable rules of the SEC.  Mr. Waale is independent.

(f)

Identification of Audit Committee

The current members of the Audit Committee are Edward H. Waale, Stuart Havenstrite and Gerald Carlson, all of whom are considered to be independent except for Gerald Carlson who previously served as President of the Company between February 7, 2002 and November 1, 2003.  The Audit Committee has a written charter which was filed as an exhibit to the Company’s Form 10-QSB on July 20, 2004 and is incorporated by reference herein.  A copy of the Audit Committee Charter is also posted on the Company’s website at www.nevadastar.com.

Compensation Committee

The Company has established Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for the executive officers and directors of the Company.  The Compensation Committee is also be responsible for providing oversight with regard to the Company’s various programs of compensation, including all incentive plans, stock option plans and stock purchase plans.  The current members of the Compensation Committee are Michael Sharon, Gerald Carlson and Stuart Havenstrite, all of whom are considered to be independent except for Gerald Carlson who previously served as President of the Company between February 7, 2002 and November 1, 2003. The Compensation Committee has a written charter which was filed as an exhibit to the Company’s Form 10-QSB on July 20, 2004 and is incorporated by reference herein.  A copy of the Compensation Committee Charter is also posted on the Company’s website at www.nevadastar.com.

Corporate Governance and Nominating Committee

The Company has established a Corporate Governance and Nominating Committee to assist the Board of Directors in its responsibilities relating to reviewing the Company’s operational compliance with applicable legal requirements and ethical standards and evaluating the Board members and committees of the Board.  The current members of the Corporate Governance and Nominating Committee are Michael Sharon, Edward H. Waale and Gerald Carlson, all of whom are considered to be independent except for Gerald Carlson who previously served as President of the Company between February 7, 2002 and November 1, 2003.  The Corporate Governance and Nominating Committee has a written charter and establish Corporate Governance Principles, both of which were filed as exhibits to the Company’s Form 10-QSB on July 20, 2004 and are incorporated by reference herein.  Copies of the Corporate Governance and Nominating Committee Charter and Corporate Governance Principles are also posted on the Company’s website at www.nevadastar.com.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Company pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, there were no delinquent filings except as follows:

1.

Stuart Havenstrite, a director of the Company, was late in filing Form 4’s with respect to dispositions of shares on August 11, 2004, September 8, 2004 and May 4, 2005.  Forms 4’s with respect to these dispositions were subsequently filed.

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

ITEM 10.

EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and executive officers whose total annual salary and bonus exceeded $100,000 during the last three completed financial years (“Executive Officers”).  Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three financial years.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Securities Under Options/ SARs Granted (#)	Restricted Shares / Units Awarded ($)	LTIP Payouts ($)
Monty Moore Chairman, CEO and Director	2005 2004 2003	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	Nil 200,000 Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil
Robert Angrisano President and Director	2005 2004 2003	$80,000 $26,629 $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	Nil 2,400,000 Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil
Gerald G. Carlson Former President, Director	2005 2004 2003	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $30,016 CDN $30,000	Nil 300,000 Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil

(b)

Option/SAR Grants

The following table sets forth incentive stock options granted to the Named Executive Officers during the most recently completed financial year.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in the Fiscal Year	Exercise of Base Price	Expiration Date
Monty Moore Chairman, CEO and Director	Nil	0.0%	$Nil	N/A
Robert Angrisano President and Director	Nil	0.0%	$Nil	N/A

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

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized (USD)	Unexercised Options/SARs at the Financial Year End (#) Exercisable/ Unexercisable	Value of Unexercised in-the Money Options/SARs at Financial Year End ($) Exercisable/ Unexercisable (USD) (1)
Monty Moore Chairman and CEO	Nil	$Nil	133,333/66,667	$Nil/$Nil
Robert Angrisano President and Director	Nil	$Nil	1,600,000/800,000	$Nil/$Nil

(1)

In-the-Money Options are those where the market value of the underlying securities as at the most recent financial year end exceeds the option price.  The closing market price of the Company’s shares on the NASDAQ Over the Counter Bulletin Board Service as at August 31, 2005 (ie., the financial year end) was $0.305.

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

Other Arrangements

During the most recently completed financial year, there were no other arrangements pursuant to which directors of the Company were compensated for any service provided as a director other than the granting of stock options.  See “Stock Option Plan” below.  During Fiscal 2005, no stock options were granted to a directors of the Company.

(f)

Employment Contracts and Termination of Employment, and Change-in Control Arrangements

Pursuant to the terms of an Employment Agreement dated April 1, 2004 between the Company and Robert Angrisano, Mr. Angrisano is employed as President and paid an annual salary of $80,000 plus certain health benefits. During Fiscal 2005, Mr. Angrisano was paid $80,000 pursuant to this Employment Agreement.  The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known to us, as of November 18, 2005, to be a beneficial owner of five percent (5%) or more of the Company's outstanding common stock.  No other class of voting securities is outstanding.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Monty Moore 10735 Stone Avenue N. Seattle, WA, USA 98133	22,175,127 (1)	26.31%
Common	Robert Angrisano P.O. Box 119 Snoqualmie Pass, WA, USA 98068	14,482,396 (2)	17.19%

(1)

Includes 15,607,202 shares held directly, 6,367,925 shares held by Pacific Rainier, Inc., a privately held company controlled by Mr. Moore and 200,000 stock options exercisable expiring on April 23, 2007.

(2)

Includes 12,082,396 shares held directly and 2,400,000 stock options exercisable expiring on April 23, 2007.

(b)

Security Ownership of Management

The following table sets forth as of November 18, 2005 the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Monty Moore 10735 Stone Avenue N. Seattle, WA, USA 98133	22,175,127 (1)	26.31%
Common	Robert Angrisano P.O. Box 119 Snoqualmie Pass, WA, USA 98068	14,482,396 (2)	17.19%
Common	Gerald G. Carlson Suite 500, 625 Howe Street Vancouver, BC, Canada, V6C 2T6	1,456,780 (3)	1.73%
Common	Stuart Havenstrite 8111 Maio Drive Sandy, Utah, USA 84093	756,921 (4)	Less than 1%
Common	Richard W. Graeme P. O. Box 4272 Bisbee, Arizona, USA 85603	400,000 (5)	Less than 1%
Common	Edward H. Waale 9404 East Marginal Way South Seattle, WA 98108-4097	467,874 (6)	Less than 1%
Common	Michael Sharon 5500 Weaver Road Ellensberg, WA 98926	575,900 (7)	Less than 1%
Common	Directors and Officers as a Group (7 individuals)	40,314,998	48.43%

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

(3)

Includes 150,000 shares held directly, 127,590 shares held by KGE Management Ltd., a privately held company controlled by Mr. Carlson, 850,000 options exercisable expiring on March 5, 2007 , 300,000 stock options exercisable expiring on April 23, 2007 and 29,190 shares issuable to KGE Management Ltd. upon the exercise of share purchase warrants expiring on April 28, 2006.

 (4)

Includes 456,921 shares held directly and 300,000 stock options exercisable expiring on April 23, 2007.

 (5)

Includes 100,000 shares held directly and 300,000 stock options exercisable expiring on April 23, 2007.

 (6)

Includes 167,874 shares held directly and 300,000 stock options exercisable expiring on April 23, 2007.

 (7)

Includes 238,400 shares held directly, 300,000 stock options exercisable expiring on April 23, 2007 and 37,500 shares issuable upon the exercise of share purchase warrants expiring on April 28, 2006.

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

(i)

A shareholder, officer and director, made advances to the Company which were outstanding in whole or in part at the year ended August 31, 2004 (in the amount of $189,389).  There was no written agreement between the Company and the shareholder, officer and director with regard to the repayment of the monies advanced.  Initially, the monies were advanced on an interest free basis but commencing Fiscal 2002, the advances became interest bearing at a rate of prime plus 2% with no fixed terms of repayment.  During Fiscal 2004, the Company incurred interest charges of $8,627 related to the advances.  The advances were repaid in Fiscal 2004.

(ii)

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, Director of the Company, was paid a fee of CDN $2,500 per month for management services which included the day-to-day operation of the Company and overseeing exploration programs.  During Fiscal 2004, KGE was paid management fees totaling $30,016.  This arrangement was terminated by mutual consent on November 1, 2003.  Included in the Fiscal 2004 amount is a one-time settlement payment of $26,264 for the termination of management services.

(iii)

Prior to January 1, 2005, the Company’s Vancouver office was rented from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, Director of the Company, is a director and officer.  There was no lease or rent agreement between Copper Ridge and the Company.  During Fiscal 2005 and Fiscal 2004, the Company incurred rent and office expenses of $1,946 and $20,951, respectively.

 (iv)

Pursuant to the terms of an Employment Agreement dated April 1, 2004 between the Company and Robert Angrisano, Mr. Angrisano is employed as President and paid an annual salary of $80,000 plus certain health benefits. During Fiscal 2005 and 2004, Mr. Angrisano was paid $80,000 and $26,629, respectively, pursuant to this Employment Agreement.  The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

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

(vi)

On July 1, 2005, a $569,055 debenture (held by a private company controlled by a shareholder, officer and director) plus accrued interest to date was converted into 6,350,640 common shares of the Company.

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of the report:

1.

Financial Statements:

Independent Auditors' Reports

Consolidated Balance Sheets at August 31, 2005 and 2004

Consolidated Statements of Operations and Deficit for the years ended August 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ending August 31, 2005 and 2004

Consolidated Statements of Investment In and Expenditures On Resource Properties for the years ended August 31, 2005 and 2004

Notes to Consolidated Financial Statements

2.

Exhibits required by Item 601:

(3)(i)

Articles of Incorporation. (2)

(3)(ii)

Bylaws. (2)

(10)

Material contracts

10.1

Employment Agreement dated April 1, 2004 between the Company and Robert Angrisano. (2)

(13)

Annual report to security holders, Form 10Q or quarterly report to security holders. (2)

(14)

Code of Ethics (2)

(31.1)

Rule 13a-14(a)/15d-14(a) Certifications

(31.2)

Rule 13a-14(a)/15d-14(a) Certifications

(32.1)

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32.2)

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(99)

Additional Exhibits. (1)

(1)  These items have either been omitted or are not applicable

(2)  Incorporated by reference to previous filing

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2005 and 2004 and the reviews of the financial statements included in the Company’s Forms 10-QSB during those fiscal years are $24,500 and $17,500, respectively.

(b)

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements.

(c)

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

(d)

All Other Fees

The Company incurred no fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

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

NEVADA STAR RESOURCE CORP.
(Registrant)
November 29, 2005	/s/ Robert Angrisano
Date	Robert Angrisano, President and Director (Principal Executive Officer)