Form 10KSB
period 2005-11-30
NEVADA STAR RESOURCE CORP
filed 2006-03-15
CIK 877019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended [	]
☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2005 to November 30, 2005

Commission file number  000-25489

NEVADA STAR RESOURCE CORP.
(Name of small business issuer in its charter)

Yukon Territory, Canada	98-0155690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10735 Stone Avenue North Seattle, WA	98133
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (425) 467-1836

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

48,970,978 common shares at $0.31(1) per common share = $15,181,003

(1) Represents the price at which our shares were last traded on the OTC BB on February 21, 2006. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

84,269,287 common shares issued and outstanding as of February 27, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I

Item 1.	Description of Business.

This transitional annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with Canadian Generally Accepted Accounting Principles. In this transitional annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this transitional annual report, the terms “we”, “us”, “our”, and “Nevada Star” means Nevada Star Resource Corp. and our wholly owned subsidiaries, Nevada Star Resource Corp. (US), a Nevada corporation and Nevada Star Resource Corp., a Washington corporation, unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the Company Act, British Columbia, Canada on April 29, 1987. On June 17, 1998, we continued into the Yukon Territory, Canada under Section 190 of the Yukon Business Corporations Act. We conduct our operations through our wholly-owned subsidiaries Nevada Star Resource Corp. (US), a Nevada corporation and Nevada Star Resource Corp. (formerly M.A.N. Resources, Inc.), a Washington corporation.

Our head office is located at 10735 Stone Avenue North, Seattle, Washington, USA 98133, telephone (425) 467-1836). We also have a Canadian office located at Suite 1400, 355 Burrard Street, Vancouver, British Columbia, Canada V6C 2G8, telephone (604) 608-6196. Our registered and records office is located at Suite 300, 204 Black Street, Whitehorse, Yukon, Canada Y1A 2M9.

Business Development During Last Three Years

On October 18, 2005, the Board of Directors approved a change of our fiscal year end from August 31 to November 30 to better reflect our exploration and operating cycle. To facilitate the change, we are reporting a one-time, three-month transition year covering the period ended November 30, 2005. Subsequent to the transition year, the first full financial year will cover the period December 1, 2005 to November 30, 2006.

As of January 9, 2002, we acquired M.A.N. Resources, Inc., a private company controlled by two of our directors, which was in the business of exploration and development of mineral properties.

Our Current Business

We are in the business of acquiring, exploring and developing mineral properties, primarily those containing nickel, platinum group elements (PGE’s), copper, gold, silver and associated base and precious metals. We take grassroots or undeveloped properties and develop them to a level that an ore body is indicated or likely. At that point, we look to develop a joint venture or purchase option with a much larger mining company to further develop the property and, if justified, to take the property into production. In all cases, we will retain a percentage of ownership, in the case of a joint partnership, or receive a percentage royalty from the production of product resulting from a mining operation.

We have four properties in different stages of exploration or going into production: the MAN Alaska Copper-Gold-PGE-Nickel Property (divided into 3 separate areas), the Salt Chuck Alaska PGE Property, the Milford Utah Copper Property, and the Gold Hill Tonopah Nevada Gold Property. We and/or our joint venture partners are in the process of exploring the properties to determine whether these properties contain resources that will be economically recoverable.

The Milford Utah Copper Property and the Gold Hill Tonopah Nevada Gold Property are in the permitting stage, seeking the necessary permits to allow the properties to go into production. The MAN Alaska Copper-Gold-PGE-Nickel property is in the early exploration stage. The recoverability of the dollar amounts shown for mineral properties and deferred exploration costs is dependent upon the discovery of economically recoverable resources and the ability of Nevada Star and/or our joint venture partners to obtain the necessary permits and financing to complete the development of the properties and upon future profitable production or proceeds from the disposition thereof.

Where management determines that it is in our best interest, partners will be sought to further the development of certain properties. Our principal property, the MAN Alaska Copper-Gold-PGE-Nickel Property, is comprised of three distinct project areas: the southern nickel-copper, PGE area (Area 1), the northern nickel-copper, PGE area (Area 2), and the MAN Alaska Gold-Copper project (Area 3). Area 1 of the MAN Alaska Property is currently under joint venture with Anglo American Exploration (USA), Inc. (“Anglo USA”), a wholly owned indirect subsidiary of Anglo American plc, a global leader in the mining and natural resource sector. Areas 2 and 3 are presently being explored by us and are available for joint venture partnerships. We also own the Milford Utah Copper Property, currently under purchase option to Western Utah Copper Company (“WUCC”), the Gold Hill Tonopah Nevada Gold Property, currently under purchase option to Round Mountain Gold Corporation (“RMGC”), a 50/50 joint venture between Kinross Gold Corporation and Barrick Gold Corporation, and the Salt Chuck Alaska PGE Property which is currently available for joint venture. See “Item 2. Description of Property”.

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt or shareholder loans). Management believes that the working capital on hand at November 30, 2005 will be sufficient to cover general and administrative expenses and property holdings costs until the end of calendar year 2006. Should significant new properties be acquired or additional programs be undertaken, we will require additional funding.

Employees

As of February 27, 2006, we employed two full-time people, our President and Vice-President of Exploration, both of whom have been retained pursuant to employment agreements. We also engage directors, officers and contractors from time to time to supply work on specific corporate business and exploration programs.

Consultants are retained on the basis of ability and experience. There is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

There is aggressive competition within the mineral industry to discover and acquire properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this transitional annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we may be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $448,872 and working capital of $408,599 as of our three month transition period ended November 30, 2005. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in April 1987 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our three month transition period ended November 30, 2005 is $7,590,497. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Our competition in the mining industry includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

There are no known reserves of minerals on our mineral claims and we cannot guarantee that we will find any commercial quantities of minerals.

We have not found any mineral reserves on our claims and there can be no assurance that any of the mineral claims we are exploring contain commercial quantities of any minerals. Even if we identify commercial quantities of minerals in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is also largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our company's success.

Presently some of our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

In our Notes to the audited financial statements for the transition period ended November 30, 2005, we state that there is a substantial doubt that we will be able to continue as a going concern.

We state in our Notes to the audited financial statements for the transition period ended November 30, 2005, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability our properties do not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

We are subject to various government regulations and environmental concerns.

We are subject to various government and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of exploration, mining operations and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our U.S. properties, including those with respect to unpatented mining claims.

Our activities are not only subject to extensive federal, state and local regulations controlling the exploration and mining of mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

If we become more active on our U.S. properties, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of the our proposed operations; costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife, and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the

NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our principal executive office in Seattle is located at 10735 Stone Avenue North, Seattle, Washington, USA 98133, telephone (425) 467-1836. We use approximately 1,000 square feet of this space which is provided free of charge from Monty Moore, our Chairman and CEO. We began occupying this facility in 1993 and it is considered adequate for our current needs. There is no lease or rental agreement between Monty Moore and Nevada Star.

Our Vancouver office is located in rented premises of approximately 150 square feet at Suite 1400 – 355 Burrard Street, Vancouver, British Columbia, Canada V6C 2G8, telephone (604) 608-6196. We began occupying this facility in February 2005 at a cost of $755 per month and the current term expires in February 2007. It is considered adequate for our current needs.

Our principal property, the MAN Alaska Project, is comprised of three distinct project areas: the southern nickel-copper, PGE area (Area 1), the northern nickel-copper, PGE area (Area 2), and the MAN Alaska Gold-Copper project (Area 3). Area 1 of the MAN Alaska Project is currently under option to Anglo USA. We also own the Milford Copper Property in Utah, currently under option to WUCC, the Gold Hill Property in Nevada, currently under option to RMGC, a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, and the Salt Chuck Property in Alaska which is currently available for joint venture.

MAN ALASKA COPPER-GOLD-PGE-NICKEL PROPERTY, ALASKA

The MAN Alaska Property is divided into three logical areas, Area 1, 2 and 3 (see Figure 2 below). Area 1 and 2 are nickel-copper-Platinum group elements (Ni-Cu-PGE) projects while Area 3 is a copper-gold (Cu-Au) project.

Property Location and Accessibility

The MAN Alaska Property is located in the central Alaska Range approximately 275 km (165 miles) southeast of Fairbanks and 402 km (250 miles) northeast of Anchorage (see Figure 1 below). The property is bound by the area extending from 63o00’ to 63o 25’ North and 145o 30’ to 146o 30’ West in the Delta River Mining District, southwest portion of the Mt. Hayes quadrangle, Alaska. The rectangular boundaries encompass parts of the Mt. Hayes A-4, A-5, B-4 and B-5 15-minute quadrangles.

Figure 1: MAN Alaska Copper-Gold-PGE-Nickel Property Location Map

The MAN Alaska Property is accessible via two State of Alaska highways, the paved, all-season Richardson Highway on the east and the gravel-surfaced, seasonal Denali Highway on the south. Full services and supplies are available in Fairbanks (population 40,000) and Anchorage (population 250,000), whereas limited supplies and services can be obtained in Delta Junction and Glennallen, approximately 100 km (60 miles) to the north and south of the project area, respectively. The nearest inhabited community is Paxson (population <100), which is situated at the junction of the Denali and Richardson Highways. The Richardson and the Denali Highways are only 25 km (15 miles) from the most distant part of the MAN Alaska property. Public power lines and fiber-optic cable parallel the Richardson Highway. The 122 cm (48-inch) diameter Trans Alaska petroleum pipeline also transects the project and currently carries slightly less than 1 million barrels of crude oil per day to the deepwater port of Valdez. This pipeline contains excess State royalty oil sufficient to supply a large mining operation with bulk crude oil for electrical generation and rolling stock fuel. There is a pipeline pumping station located less than 16 km (10 miles) north of the property, which is capable of producing diesel fuel adequate to support potential mining operations on the property. The property is 300 km (200 miles) north of the all-season deep-water port at Valdez and 160 km (100 miles) east along the Denali Highway from commercial railhead at Cantwell.

Other than those areas immediately adjacent to the Richardson and Denali Highways, the MAN Alaska Property is most easily accessed via helicopter, ATV, or on foot. Historic winter and seasonal summer trails do exist on the property. The Youst trail and West Fork Rainy Creek trail have been used to access the placer mines in Rainy Creek and Broxson Gulch. Fixed-wing aircraft can access the area via two local gravel airstrips, located at MacLaren River and Broxson Gulch, whereas float-equipped aircraft can land on a few of the larger lakes, such as Fish Lake and Sevenmile Lake. Snowmobiles and ATVs can also be used to access the less-rugged areas. Several lodges on the Richardson and Denali Highways or the Broxson Gulch placer mining camp can be used as bases for fieldwork.

Property Holdings

The MAN Alaska Copper-Gold-PGE-Nickel Property includes 2,294 State mining claims and 581 Federal lode claims covering an aggregate area of approximately 800 square km (280 square miles). Portions of the claims are located in the Fairbanks, Talkeetna, and Chitina recording districts. We own 100% of the claims in the MAN Alaska Property area.

Mineral rights in this part of Alaska are administered by the State of Alaska (State claims) and the U.S. Bureau of Land Management (federal claims). Annual rents vary according to type of claim, claim size and age and are due and payable by August 31 of each year for unpatented federal mining claims and by November 30 of each year for State mining claims and prospecting sites.

Geology

In recent years exploration on the MAN Alaska Property has focused on nickel, copper, gold, silver and the platinum group metals. These efforts are being guided by a newly recognized exploration model based on the world’s largest nickel producer. Our Alaskan holdings and similar terrane to the southeast in the Kluane belt in the Yukon exhibit many of the same geological and geochemical features as the giant Ni-Cu-PGE sulfide mining camp at Noril’sk, Russia. Ni-Cu-PGE mineralization on the MAN Alaska Property is associated within Triassic Nikolai Group flood basalts and coeval mafic and ultramafic intrusions of the Wrangellia Terrane, a major tectonic terrane that extends for over 2,400 km (1,500 miles) from southwestern Alaska through the MAN Alaska Property into British Columbia, Washington and Oregon. Detailed geological and geophysical studies in the MAN Alaska Property area indicate that mafic-ultramafic bodies on the project are the largest and best preserved of Wrangellia’s Triassic volcano-plutonic complexes.

Figure 2: MAN Alaska Copper-Gold-PGE-Nickel Property Areas

Ice
PGE
Area 2 - NSR
Specimen
East Eureka
Ni-Cu-PGE
Area 3-NSR
East Rainy
Odie
Carswell
Tres Equis
LFF
Area 2-NSR
Richardson Hwy
Area 1-Anglo
Nikolai High Grade
Cu showing
Fielding Creek
Area 2-NSR
Dunite Hill
Ni-Cu-PGE
N
0
10 km
Denali Hwy

Ni-Cu-PGE Mineralization (Area 1 and 2, see Figure 2)

Exploration results from the last few years have generated a series of high profile Ni-Cu-PGE opportunities and mineral anomalies that deserve further exploration and drilling:

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

Copper-Gold Mineralization (Area 3, see Figure 3)

In addition to widespread Ni-Cu-PGE mineralization, the MAN Alaska Property also hosts copper, silver, and gold mineralization. The MAN Alaska Copper-Gold Property is a 50 square km (12,000 acre) size area, known as Area 3, with rock samples assaying up to 16% Cu, 7 g/t Au, and 97 g/t Ag.

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

The MAN Alaska Copper-Gold Property includes six lode copper-gold prospects with rock assays =1 g/t Au: (1) Specimen, (2) Gezzi Main, (3) Gezzi North, (4) Gezzi South, (5) Broxson Ridge, and (6) White Marker. With the highest-grade rock assays of 15.8% Cu, 6.89 g/t Au and 33.5 g/t Ag and, Specimen is the most advanced exploration prospect and is “drill ready”. Overall, the host rocks are Triassic picrite and gabbro and Paleozoic pyritic sedimentary rocks. These rocks were hydrothermally altered to potassic phases and albite with or without carbonate and tectonically brecciated adjacent to the major Airstrip Fault. Copper is present in the form of malachite, other oxides phases, and chalcopyrite and other sulfide disseminations and stockworks.

Figure 3: MAN Alaska Copper-Gold Property Area Mineralization

Exploration History

1995:

•	Monty D. Moore and Associates began working in the area in 1995 staking claims mainly in Area 2 and 3 and the southern part of Area 1;
•	Rock samples were acquired and assayed.

1997:

•	MAN was formed in 1997 and acquired Monty D. Moore’s property claims;
•	MAN continued exploration work until it was acquired by Nevada Star in 2002;
•	Exploration in 1995 – 1997 consisted of reconnaissance prospecting, geologic mapping, rock and stream sediment sampling;
•

The 1997 program confirmed the existence of olivine-rich mafic to ultramafic intrusions hosted in sulfide-bearing sedimentary volcanic rocks. Of particular interest was the confirmation of magmatic sulfide mineralization found in grab samples from the Nikolai Group intrusions.

1998:

•

In 1998, the ACNC/Fort Knox JV completed UTEM surveys in the Fish Lake (Tres Equis), Rainy and Canwell prospect areas and drilled two shallow holes (405’) on the Tres Equis prospect at Fish Lake, one shallow hole on the Rainy prospect (75 metres or 246 feet), and 3 holes on the Canwell prospect (528 metres or 1,731 feet). This work was done in northern portion of Area 1, which at the time was on claims not owned by Nevada Star;

•

Exploration conducted by Nevada Star consisted of collecting stratigraphic profiles through the Nikolai Group basalt to detect PGE depletion. Reconnaissance prospecting, mapping and sampling was also conducted;

•

Ground-based magnetic survey was conducted over a prospective area near Dunite Hill, which confirmed the existence of a large mafic-ultramafic body and the need for an extensive airborne geophysical survey.

1999:

•

Fort Knox acquired 100% of the ACNC properties subject to a 2% Net Smelter Return to INCO. Fort Knox held the property without conducting significant work before dropping the Fish Lake and Rainy properties in 2002. We later picked up the property claims previously held by Fort Knox;

•

Our 1999 field exploration focused activity on the eastern half of the Amphitheater Mountains. A program of mapping and sampling in the eastern half of the Amphitheater Mountains was carried out in conjunction with an airborne geophysical program;

•	Meridian Geosciences Ltd. of Vancouver, Canada completed a helicopter supported magnetic-electromagnetic geophysical survey over the Eureka Creek and Dunite Hill areas;
•

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

2000:

•	Our 2000 fieldwork consisted of geochemical sampling, mapping and rock chip sampling over prospective areas identified by the 1999 geophysical survey;
•	A regional stream sediment survey was also conducted with the assistance of Peter Friske of the Geological Survey of Canada.

2001:

•	Our 2001 field efforts focused principally on the Eureka Creek project area. The work completed consisted of mapping, prospecting and sampling of the margins of the mafic-ultramafic complexes;
•	Peter Friske of the Geological Survey of Canada completed in-fill sampling and anomaly follow-up of the 2000 regional stream sampling survey;
•	We acquired an option to purchase the Canwell property from Fort Knox Gold. We now own 100% of the claims previously head by Fort Knox Gold;
•

The U.S. Bureau of Land Management (BLM) began a five year Delta River Mining District study and supported USGS geophysical studies in 2001 and 2002. The majority of the work was conducted on property owned by Nevada Star;

•	The geophysical studies consist of collecting new ground gravity and magnetic data and the completion of two magnetotelluric transects in the Dunite Hill Landmark Gap-Tangle Lake area;
•

The BLM also acquired 3000 line-km (1,900 line miles) of private airborne magnetic and electromagnetic data and flew an additional 3100 line-km (2,000 line miles) covering all of the MAN Alaska Property area;

•	The combined geophysical data set was released in 2003;
•	The BLM also had 264 sediment samples from the USGS AMRAP program re-analyzed with a modern multi-element package plus platinum and palladium.

2002:

•

Mapping, prospecting and geochemical sampling was completed by Company over the a number of targets in the MAN Alaska Property area, including Canwell, East Rainy, Ghezzi, Specimen Creek, Broxson Gulch and Bird’s Beak;

•

Three-dimensional modeling of the Hummingbird magnetic data from the Dunite Hill area, combined with geophysical results from the USGS and BLM was combined to present a more comprehensive interpretation of the geology and mineral potential of this area;

•

We completed 291 metres (958 ft) of diamond core drilling on the Canwell property. The highlight of the program was the discovery of a surface outcrop of high-grade massive nickel-copper-PGE mineralization on Canwell Ridge.

2003:

•	The USGS and the State Division of Geological and Geophysical Surveys (ADGGS) published the results of magneto telluric surveys through the Dunite Hill area;
•	These surveys outlined a strong electrical conductor at depth under the Dunite Hill Complex that could indicate the presence of massive to net-textured sulfide mineralization.
•

We completed shallow drill testing of the Rainy, Canwell, and Fish Lake projects for structure and stratigraphic control, constructed a tractor-ATV trail to the top of Canwell prospect from the Richardson Highway, excavated and sampled of 4 backhoe trenches at Canwell which verified a mineralized strike length of Cu-Ni-PGE mineralization of 335 metres (1,100 feet) with widths of up to 8 metres (25 feet), completed a surface geophysical program at Dunite Hill, which included gravity and large-loop electromagnetics (UTEM) and completed soil sampling at three grids on the East Rainy, North and Central Rainy and the Rainy East Bowl areas.

2004:

•

We finalized an Exploration, Development, and Mine Operating Agreement with Anglo American Exploration (USA), Inc. to form a joint venture on Area 1 of the MAN Alaska Property. See “Joint Venture Agreement” below.

•

The agreement covers the Fish Lake and Dunite Hill areas comprising the southern and southwestern portions of the MAN Alaska Property. Anglo USA began a $600,000 field exploration program in July 2004.

•	We completed reconnaissance mapping and sampling on the MAN Alaska Property
•

Exploration efforts focused on the Canwell copper-nickel-platinum group element prospect (Area 2), Ghezzi copper gold prospect (Area 3), Rainy copper-nickel-platinum group element prospect (Area 2), Broxson Gulch gold prospect (Area 3) and Telephone Hill (Area 2)

•	Fieldwork consisted of Max-Min and magnetics geophysical surveys, geologic mapping, soil and rock sampling and reverse circulation drilling (Canwell prospect only).
•

Soil sampling along with 23 line-km (14.3 line-miles) of Max-Min geophysics and 11 line-km (7 line-miles) of ground magnetics over the Canwell prospect revealed a +8 line-km (+5 line-mile) long Max-Min conductor along the eastern margin of the Canwell mafic-ultramafic complex. The combined soil and geophysical results suggest a persistent conductor dipping 70 degrees southwest within 60 metres (200 feet) of surface in the Canwell complex

•	On the strength of this data, a six hole reverse circulation drilling program was completed in September to test the combined soil – Max-Min targets.
•	Limited rock sampling at the Gezzi copper-gold prospect confirmed and expanded past trench samples that returned values ranging up to 48 metres (159 feet) grading 0.96% copper and 0.07 gpt gold
•	Geologic mapping, rock and soil sampling were taken on the Broxson Ridge
•	On the Rainy prospect, a total of 1.7 line-miles of Max-Min geophysics was completed and rock samples were collected
•

Exploration efforts at the Telephone Hill prospect consisted entirely of ground geophysics, which included 7.9 line-km (4.9 line-miles) of Max-Min geophysics, 8.5 line-km (5.3 line-miles) of ground magnetics and 1.3 lin-km (0.8 line-miles) of gravity surveys

•

At Canwell, we conducted a phase I drilling program focused on testing shallow (<60 metres or <200 feet) targets on the Canwell copper-nickel-platinum-group element prospect. A six-hole (693 metre or 2,275 feet) reverse circulation drilling program was completed on Canwell to test the combined soil – Max-Min targets

2005:

•

Exploration programs in 2005 were undertaken by Nevada Star and by Anglo USA. The exploration program in 2005 by Nevada Star focused on the copper-gold area (Area 3) and the northern Ni-Cu-PGE area (Area 2), whereas Anglo focused on southern Ni-Cu-PGE area (Area 1)

Area 3 Exploration Work by Nevada Star

•

Field work by Nevada Star focused on the north and west parts of the Cu-Au Project area and attempted to better define basic geology and controls on the previously identified mineralization through geological mapping, rock and soil sampling, and ground magnetic surveys.

•	Geochemical assays and geological observations returned very positive results
•	The maximum assays for the samples were 2.06% Cu (Gezzi prospect), 7.22 g/t Au (Broxson Ridge prospect), and 42.1 g/t Ag (Broxson Ridge prospect)

Area 2 Exploration Work by Nevada Star

•	Rock samples were collected from the East Rainy disseminated sulfide showing for physical property measurements

Area 1 Exploration work by Anglo USA

•	The Anglo USA exploration program occurred in two phases
•

The first phase ran from mid-March through to mid-June and involved 48 line-km (30 line-miles) of line-cutting and TEM-SQUID surveys, 11 line-km (7 line-miles) of TEM surveys, diamond drilling of 8 holes for a total of 220 metres (7284 feet), down-hole surveys of 6 of the 8 holes for electromagnetic anomalies, collection of 1050 core and rock samples for multi-element assay analysis, and geological prospecting Ni-Cu-PGE mineralization

•

The second phase of the exploration program ran from early August through early September. It involved 35 line-km (22-miles) of line-cutting and TEM-SQUID surveys, 177 line-km (110 line-miles) of high-resolution walking ground magnetics, 6 line-km (4 line-miles of HLEM (MaxMin) surveys, collection of 1057 samples (including standards and duplicate pairs) for multi-element assay analysis, and geological prospecting for Ni-Cu-PGE mineralization.

Joint Venture Agreement

In the year ended August 31, 2004, an Exploration, Development, and Mine Operating Agreement was signed with Anglo American Exploration (USA), Inc. (“Anglo USA”), a wholly owned indirect subsidiary of Anglo American plc. Under the terms of the agreement, Anglo USA can earn a 51% interest in Area 1 of the MAN Alaska Property by spending a total of $12 million by December 31, 2008. Anglo USA has the right to increase their interest by an additional 9% by completing a pre-feasibility study, an additional 10% by completing a feasibility study, and an additional 5% by arranging construction financing for both Anglo USA and Nevada Star.

Anglo USA must spend an accumulated total of $4 million on Area 1 by the end of calendar year 2006 to retain its position in the project. To date, Anglo has spent approximately $2.8 million.

SALT CHUCK PROPERTY, ALASKA

Property Location and Accessibility

The 100% owned Salt Chuck property consists of 31 unpatented federal mining claims covering approximately 620 acres of prospective ground near the historic Salt Chuck mine on Prince of Wales Island, Alaska (see Figure 4). The area is underlain by a mafic-ultramafic complex which hosts palladium bearing copper sulfide mineralization. Price of Wales Island can be accessed by ferry service from Ketchikan to Hollis. Direct access to the property is by well maintained U.S. Forest Service roads. The Salt Chuck property is currently available for option or joint venture.

Figure 4: Salt Chuck Property Location Map

Geology

A large elongate pluton known as the Salt Chuck mafic-ultramafic complex dominated the geology of the area and intrudes Silurian to Ordovician volcanic derived sediments, volcaniclastics, and flows. The pluton trends northwest and is approximately 7 km (4.4 miles) long by 1.5 km (1 mile) wide. Age dating indicates that the pluton is 429 million years old. Locally the intrusive consists of gabbro, pyroxenite, diorite, and pegmatitic dikes. A recent airborne geophysical survey released by the State of Alaska indicates that the Salt Chuck property covers prospective ground within the mafic-ultramafic complex as indicated by this recent survey and extends along the eastern boundary of the complex. Directly west-northwest of the property lies the historic Salt Chuck mine. The Salt Chuck mine was active between 1919 and 1941 and had reported production of 300,000 tons of copper sulfide ore grading 0.95% Copper, 2.0 g/t Palladium, 1.1 g/t Gold, and 5.7 g/t Silver.

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

The property lies within approximately 16 km (10 miles) northwest of the town of Milford in Beaver County, Utah. Milford has a population of 1,200 and is a major division point on the Union Pacific Railroad. Milford has typical facilities for a town of its size. We own a railroad spur right-of-way 14.5 km (9 miles) east of the property where sulfuric acid can be received and trucked to the property and where copper cathodes can be loaded and shipped to market. Electric power adequate to service the processing facility is available 8 km (5 miles) from the property.

The property can be accessed from Milford by traveling 4 miles west-northwest on Utah State Highway 21, then 9.5 km (6 miles) north-northwest on a graveled county-maintained road. Access is excellent year round (see Figure 5).

The property lies at an elevation of 1,523-1,823 meters (5,000 to 6,200 feet) in moderately rugged hills surrounded by alluvial pediment. Climate is typical of the Great Basin: temperatures range from 0(F to 100(F, with average highs in the summer of 80(F; lows in the summer of 50(F; average highs in winter of 40(F; and average lows in winter of 25(F. Precipitation averages 10 inches annually with approximately 50% coming as snow.

Figure 5: Milford Copper Property Location Map

History

The Milford district was organized in 1872, but had only small and intermittent production prior to 1962. Most of the early production was from the Old Hickory tungsten mine and the Montreal iron mine. The pre-1962 production had a total value of less than $3 million.

Early in the 1960’s, a group of former US Steel geologists recognized that copper in this district was associated with magnetite. An extensive ground magnetic survey of the district showed several strong magnetic anomalies, most of them buried beneath surface cover. Subsequent drilling demonstrated that most of the anomalies were associated with significant copper deposits.

Several companies partially mined the deposits delineated by the drilling. These deposits included the Bawana deposit, located on ground presently controlled by other parties, and the Hidden Treasure and Maria deposits, now owned by Nevada Star. A flotation plant was constructed to process the ores and later, an acid leach circuit was added. The copper concentrate and cement copper produced from the leaching process were sold to copper smelters for final processing.

The OK property was mined and, according to published figures, produced 900,000 tons of copper ore grading 1.25% copper from 1967 until 1974. The ore was processed at the Essex mill, located 4.8 km (3 miles) west-northwest of Milford. The mill was a combination flotation and acid vat leach facility sized at 850 tons per day, built to process OK intrusion-hosted ores as well as skarn ores from the Cortex property.

The property lay idle until the early 1990s, when Cortex acquired the Hidden Treasure Mine and deposit, Maria mine and deposit, Copper Ranch deposit, and surrounding ground. Cortex conducted confirmation drilling on the Copper Ranch deposit and did extensive sampling and metallurgical test work on the Maria deposit. The copper appears to be acid leachable in the Maria ores. Cortex agreed in late 1997 to sell the property to us.

The OK properties lay idle until the early 1990’s when Centurion acquired the OK Mine and surrounding ground and conducted confirmation drilling on the OK mine. The program also drilled eastward along trend defining additional copper mineralization in the vicinity of the Mary I mine about one mile to the east. Centurion optioned the property to us in late 1997.

Geology

Much of the geologic work and geologic interpretations done in the district were conducted by Peter Joraleman in the 1970’s and reported in Copper Resources of the Rocky District, Beaver County, Utah, 1980, prepared for the Toledo Mining Company. Much of the discussion given below is from this report and augmented by more recent data compiled by Nevada Star and Mine Development Associates (“MDA”) based in Reno, Nevada.

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

The OK deposit has been explored with nearly 200 holes drilled by several operators from 1964 until 1997. The OK deposit is approximately 366 meters (1,200 feet) long, averages 30 meters (100 feet) wide, and has been delineated by drilling to a depth of up to 152 meters (500 feet). Preliminary pit designs by Nevada Star take the pit to a depth of 122 meters (400 feet).

The Mary I deposit has been explored with approximately 50 drill holes. The deposit, as presently defined, is 183 meters (600 feet) long, 46 meters (150 feet) wide and has been delineated by drilling to a depth of 46 meters (150 feet).

These deposits have been delineated on approximately 31 meters (100 feet) spacing or closer though they have not been completely drilled out.

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

Feasibility Study

In 1998, we commissioned a feasibility study to evaluate our properties in the Milford District. Three independent engineering companies evaluated the property. We spent approximately $800,000 on the studies including data confirmation, ore reserve calculation, pit design, metallurgical test work, engineering studies and capital cost estimation. The feasibility study concluded that open pit mining, acid leaching and solvent extraction-electrowinning can produce LME grade A cathode copper at the property and provide positive economic returns at sale prices above $0.75 per pound copper.

Option Agreement

On November 26, 2003, WUCC exercised its option to acquire a 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million. Under the option agreement, WUCC has three years to put the property into production and must honor our obligations to leaseholders. We will receive 1% of net proceeds from the first 10 million pounds of copper produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced. Total royalties are capped at $10 million.

On November 19, 2003, WUCC announced a joint partnership on the Milford District property with Palladon Ventures Ltd. (“Palladon”), a mineral resource company whose common shares trade on the TSX Venture Exchange and the Frankfurt Exchange. Palladon may obtain a 65% working interest in the Milford District property by updating a feasibility study and expending up to $4 million over a five-year period.

In 2004, Palladon conducted several rounds of drilling to confirm areas of mineralization included in the 1998 feasibility study and to expand on some of those areas (see Palladon’s press releases of May 4, 27, and 31, 2004; June 11, 2004; and October 25, 2004.). Palladon also conducted geophysics inside and outside the 1998 study area to aid in further exploration in both cases (see Palladon’s press releases of August 19 and October 25, 2004). The objectives of the exploration inside the 1998 study area were to confirm and expand upon the previously-identified historic resource estimate and aid in the work now being performed to reflect current costs and conditions.

On September 14, 2005, Palladon filed a National Instrument 43-101 technical report updating the 1998 feasibility study. Table 1 below is a summary of the Indicated Resources that were calculated in the 1998 study. Indicated Resources consist of those blocks within the mineralized boundaries that are sufficiently close to sampled drill holes for copper grade estimation. Blocks within the mineralized boundaries that are too far from data to be estimated are classified Inferred. Indicated material above a cutoff grade of 0.40% copper was used as the basis for reporting resources. The 0.40% copper cutoff was the approximate breakeven cutoff for the 1998 feasibility study, using a $1.05 per pound copper price. Copper is presently trading at approximately $2.20 per pound.

WUCC informed us that a revised National Instrument 43-101 technical report is in process by Palladon which will be based on today’s copper prices and that the revised National Instrument 43-101 technical report will increase the size of the reported Indicated Resource. WUCC has also advised that it has submitted, to the State of Utah, all of the necessary information to receive the final mining permits, after which WUCC plans to start plant construction. WUCC plans to be in production by early 2006.

Cautionary Note to U.S. investors concerning estimates of “indicated resources”: This section uses the term “indicated resources”. We advise U.S. Investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ANY PART OR ALL OF THE MINERAL DEPOSITS IN THIS CATEGORY WILL EVER BE CONVERTED INTO RESERVES.

Table 1 Indicated Resource

To view the full details of Palladon’s press releases and Palladon’s National Instrument 43-101 technical report updating the 1998 feasibility, please see their website at www.palladonmining.com or view their SEDAR filings at www.sedar.com.

GOLD HILL, NEVADA

Property Location and Accessibility

The Gold Hill Tonopah Nevada Gold Property consists of 211 unpatented and patented mining claims and is located six miles north of the existing Round Mountain Gold Mine, about 48 miles northeast of Tonopah, Nevada. The Round Mountain Gold Mine, currently operated by Round Mountain Gold Corporation (RMGC), a joint venture between Kinross Gold Corporation and Barrick Gold Corporation, produces about 700,000 ounces of gold a year, but is quickly depleting its gold reserves and needs a new source of gold to continue operations beyond 2006 (per a technical report dated March 21, 2003 which can be viewed at http://www.kinross.com/op/pdf/Technical-Report-Round-Mountain.pdf).

Figure 6: Gold Hill Property Location Map

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

The alteration in the area ranges from non-existent to propylitic to argillic to advanced argillic to silicified. It appears that the gold mineralization is related to both quartz veining in argillized rock and silicification. The principal feature in the area is the Gold Hill vein and its sub-parallel veins. These all strike N75(W and dip variably, but steeply. In general, the veins dip southerly near the surface but dip back to the north at depth. These veins are banded quartz, but can also be composed of crushed quartz and rhyolite. They branch and coalesce and where two periods of veining intersect, higher-grade pods generally exist. The two periods of quartz mineralization are younger, grayer, dense and banded chalcedonic quartz which contains gold of generally higher grades. The Silver vein, part of the later mineralization, is lower-grade, dips steeply to the north at the surface and intersects the Gold Hill vein at about 300 to 400 ft in depth. Where these veins intersect they produce high-grades of gold and silver. The entire zone is up to 400 ft wide and is 1,500 ft long, extending from beyond the range front fault on the west (where it remains open) to near Toquima shaft on the east. The mineralization extends to the west of the range front fault where one hole hit approximately 80 ft of about 0.11 Au/ton.

The structure of the area is difficult to define due to the lack of distinct lithologic units. Aside from the prominent N75(W mineralized structure there are north-trending basin and range faults that drop the stratigraphy to the west. The general dip of the units is difficult to determine but McMaster (oral comm., 1995) claims that they dip westerly. Mineralization which is apparently stratigraphically-controlled suggests a southwest dip. Previous workers have recognized two styles of mineralization; near vertical structurally-controlled mineralization, including veining, and shallow-dipping strata-bound mineralization.

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

Round Mountain Gold Corporation Lease

By an agreement dated May 2, 2000 between Nevada Star and RMGC, we had leased RMGC a certain interest in the property. RMGC was required to and made payments totaling $275,000 to May 2, 2005 and $100,000 annually thereafter while the agreement is in effect.

The minimum royalty payments will apply toward net production royalties of 2% when gold prices exceed $350 per ounce (1% when gold prices are below $350 per ounce). Royalty payments are capped at $10 million. The agreement will be in effect for 10 years and can be extended for further 10-year terms.

Exploration Activity

Exploration by RMGC was initiated in April 2000 with work consisting of a soil and rock chip sampling program, geologic mapping, data compilation and re-logging and assaying our drill holes. Open unsafe mine workings were fenced to protect the public.

RMGC began drilling in June 2000 and completed 17 reverse circulation holes on the Gold Hill Tonopah Nevada Gold Property in the first year of the Nevada Star agreement (15 on our property, 2 on property directly controlled by RMGC).

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

In April 2004, the Bureau of Land Management directed the preparation of an Environmental Impact Statement (EIS) for the Gold Hill Property. According to the Bureau of Land Management, the EIS is scheduled to be completed in the spring of 2006. RMGC is targeting production to start on the Gold Hill Tonopah Nevada Gold Property at the end of 2006.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the TSX Venture Exchange under the symbol “NEV” and on the NASDAQ Over the Counter Bulletin Board Service under the symbol “NVSRF”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years. The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on February 21, 2006 was $0.872.

	TSX High	TSX Low	OTCBB High	OTCBB Low
	CDN$	CDN$	US$	US$

Year Ended August 31, 2004
First Quarter	$0.45	$0.27	$0.35	$0.229
Second Quarter	$0.47	$0.32	$0.38	$0.265
Third Quarter	$0.46	$0.35	$0.40	$0.28
Fourth Quarter	$0.44	$0.335	$0.33	$0.25

Year Ended August 31, 2005
First Quarter	$0.41	$0.34	$0.34	$0.26
Second Quarter	$0.36	$0.265	$0.33	$0.21
Third Quarter	$0.58	$0.325	$0.48	$0.275
Fourth Quarter	$0.49	$0.295	$0.40	$0.22

Transition Period Ended November 30, 2005
September 2005	$0.37	$0.28	$0.32	$0.24
October 2005	$0.31	$0.275	$0.279	$0.239
November 2005	$0.315	$0.28	$0.275	$0.25

On February 24, 2006, the shareholders’ list for our common stock showed 259 registered stockholders and 84,269,287 shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

During the three month transition period ended November 30, 2005, we issued the following equity securities which were not registered under the Securities Act of 1933:

(a)

On September 28, 2005, we issued 50,000 shares of our common stock at a price of CDN$0.25 per share to one non-U.S. resident pursuant to the exercise of stock options. These shares were issued in reliance on the exemptions from registration under Section 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at November 30, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,620,000	$0.30	1,330,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,620,000	$0.30	1,330,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the three month transition period ended November 30, 2005.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for three month transition period ended November 30, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this transitional annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Plan of Operations

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans. Management believes that the working capital on hand at the three month transition period ended November 30, 2005 will be sufficient to cover general and administrative expenses and property holdings costs until the end of calendar year 2006. Should significant new properties be acquired or additional programs be undertaken, we will require additional funding.

Anglo USA has committed to a Spring 2006 drill program to test geophysical and geochemical anomalies. At this preliminary stage, 10 high-ranking targets have been selected for drill testing. The targets are EM anomalies, multi-element geochemical anomalies, and predicted down-plunge extensions of surface nickel-copper sulfide showings. Details of the drill targets will be released pending final review. Many other targets have been identified by Anglo USA and Nevada Star but ground checking is required prior to drill targeting. Anglo USA must spend an accumulated total of $4 million on Area 1 by the end of calendar year 2006 to retain its position in the project. To date, Anglo has spent approximately $2.8 million. We continue to seek partners to option or joint venture all or part of Areas 2 and 3 of the MAN Alaska Property.

The exercise of options and warrants may also provide additional funds, however as of February 27, 2006, substantially all of the stock options and warrants outstanding are not in-the-money. The exercise of the warrants and options is completely at the discretion of the respective holders.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At November 30, 2005, we had working capital of $408,599, compared to working capital of $629,085 as at August 31, 2005.

At November 30, 2005, our total current assets were $455,215 which consisted primarily of cash of $448,872, other receivables of $1,500 and prepaid expenses of $4,843 compared to total assets of $676,387 as at August 31, 2005.

At November 30, 2005, our total current liabilities were $46,616, compared to total current liabilities of $47,302 as at August 31, 2005.

For the three month transition period ended November 30, 2005, we posted losses of $136,995 compared to $969,422 as at August 31, 2005 and to $7,590,497 since incorporation. The principal components of the loss for the three month transition period ended November 30, 2005 were stock-based compensation, professional fees, wages and benefits and office and miscellaneous.

Operating expenses for the three month transition period ended November 30, 2005 were $136,261 compared to $975,115 as at August 31, 2005.

At November 30, 2005, we had cash on hand of $448,872 compared to $654,034 as at August 31, 2005.

Cash Requirements

Over the next twelve months we intend to expand our exploration programs. We anticipate that we will incur the following expenses over the next twelve months:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Mineral exploration expenses and holding costs	$139,000
Professional fees	51,000
Investor relations & sales related	49,000
Rent, utilities and insurance	22,000
Other general administrative expenses	187,000
Total	$448,000

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the year ended August 31, 2005 was $89,486 and for the three month transition period ended November 30, 2005 was $10,610.

Going Concern

Due to our being an exploration stage company and not having generated revenues, the Notes to our financial statements for the three month transition period ended November 30, 2005 included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2005 have incurred losses of $7,590,497 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in Canada. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Resource property costs represent the acquisition costs and capitalized expenditures related to the acquisition, exploration and development of interests in resource properties. Mineral property costs include initial acquisition costs and related option payments, which are recorded when paid. Exploration and development costs are capitalized until properties are brought into production, at which time costs are amortized on a unit of production basis over economically recoverable reserves. Option payments are credited against mineral property costs when received. No gain or loss on disposition of a partial interest is recorded until all carrying costs of the interest have been offset by proceeds of sale or option payments received.

Equipment is stated at cost and depreciated using the declining balance method over estimated economic useful life which varies from asset to asset. Maintenance and repairs are charged to expense as incurred.

We account for income taxes under the asset and liability method. The asset and liability method of accounting for income taxes recognizes future tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. A reduction in respect of the benefit of a future tax asset (evaluation allowance) is recorded against any future tax asset if it is not likely to be realized. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate changes.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding during the year. Shares held in escrow are excluded from the calculation of the weighted average number of common shares outstanding.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned U.S. subsidiaries, Nevada Star Resource Corp. (U.S.) which was incorporated on August 17, 1987 and Nevada Star Resource Corp. which we acquired on January 9, 2002. All inter-company transactions have been eliminated.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with Canadian Generally Accepted Accounting Principles.

The Report of Smythe Ratcliffe on the audited financial statements for the period ended November 30, 2005 is included herein immediately preceding the audited financial statements.

Report of Smythe Ratcliffe.

Consolidated Balance Sheets at November 30, 2005 and August 31, 2005.

Consolidated Statements of Operations and Deficit for the periods ended November 30, 2005 and August 31, 2005.

Consolidated Statements of Cash Flows for the periods ended November 30, 2005 and August 31, 2005.

Notes to the Consolidated Financial Statements

- F1 -

CONSOLIDATED FINANCIAL STATEMENTS

NEVADA STAR RESOURCE CORP.

(An Exploration Stage Company)

SEATTLE, WASHINGTON, U.S.A.

NOVEMBER 30, 2005 and AUGUST 31, 2005

(U.S. DOLLARS)

- F2 -

SmytheRatcliffe.com

7th Floor, Marine Building

355 Burrard Street

Vancouver, B.C. V6C 2G8

facsimile: 604.688.4675

telephone: 604.687.1231

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF NEVADA STAR RESOURCE CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at November 30, 2005 and August 31, 2005 and the consolidated statements of operations and deficit, and cash flows for the three months ended November 30, 2005 and for the year ended August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and standards of the Public Company Accounting Oversight Board (PCAOB) (US). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2005 and August 31, 2005 and the results of its operations and its cash flows for the three months ended November 30, 2005 and for the year ended August 31, 2005 in accordance with Canadian generally accepted accounting principles, which differ in certain aspects from accounting principles generally accepted in the United States as discussed in note 12.

“Smythe Ratcliffe” (signed)

Chartered Accountants

Vancouver, British Columbia

February 23, 2006

COMMENTS BY AUDITORS FOR US READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards of the Public Company Accounting Oversight Board (PCAOB) for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going-concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated February 23, 2006 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

“Smythe Ratcliffe” (signed)

Chartered Accountants

Vancouver, British Columbia

February 23, 2006

1

- F3 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	November 30, 2005	August 31, 2005
ASSETS
Current
Cash	$448,872	$654,034
Other receivables	1,500	16,777
Prepaid expenses	4,843	5,576
	455,215	676,387
Investment in and expenditure on resource properties [Note 6]	8,677,588	8,528,852
Equipment [Note7]	34,686	36,835
	$9,167,489	$9,242,074
LIABILITIES
Current	$46,616	$47,302
Accounts payable and accrued liabilities
SHAREHOLDERS' EQUITY
Capital stock [Note 8 (a)(b)(c)(d)]	15,163,762	15,149,354
Contributed surplus [Note 8 (e)]	1,166,177	1,117,489
Cumulative translation adjustment	381,431	381,431
Deficit	(7,590,497)	(7,453,502)
	9,120,873	9,194,772
	$9,167,489	$9,242,074

Commitment [Note 13]

APPROVED ON BEHALF OF THE BOARD:

Director	Director

See notes to consolidated financial statements

- F4 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

Periods ended November 30, 2005 and August 31, 2005

(U.S. Dollars)

	November 2005 (3 months)	August 2005 (12 months)

GENERAL AND ADMINISTRATIVE EXPENSES

Stock-based compensation [Note 8 (c)(e)]	$52,486	$643,885
Professional fees	29,229	68,306
Wages and benefits	25,006	118,824
Office and miscellaneous	10,216	35,464
Promotion and investor relations	8,594	39,432
Travel	4,104	7,385
Amortization	2,913	15,042
Consulting	2,548	12,814
Transfer agent and filing fees	1,018	7,212
Loss of translation of foreign currency	944	256
Interest and bank charges	147	24,415
Project research	-	2,336
Interest income	(210)	(5,949)

NET LOSS	136,995	969,422
Deficit, beginning of period	7,453,502	6,484,080
DEFICIT, end of period	$7,590,497	$7,453,502
NET LOSS PER SHARE – BASIC	$0.002	$0.013
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	84,254,452	75,981,115

See notes to consolidated financial statements

- F5 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended November 30, 2005 and August 31, 2005

(U.S. Dollars)

	November 2005 (3 months)	August 2005 (12 months)
OPERATIONS
Net loss	$(136,995)	$(969,422)
Items not involving cash:
Stock-based compensation	52,486	643,884
Amortization	2,913	15,042
	(81,596)	(310,496)
Increase (decrease) in non-cash working capital balances related to operations:
Increase in other receivables	15,277	(15,993)
Increase in prepaid expenses	733	(1,351)
Decrease in accounts payable	(686)	(93,993)
Total outflow of cash from operations	(66,272)	(421,833)
INVESTING
Deferred exploration and development costs	(175,045)	(501,478)
Option payments and cost recoveries	26,309	268,116
Acquisition of fixed assets	(764)	(5,705)
Total cash flow used in investing activities	(149,500)	(239,067)
FINANCING
Shares issued for cash	10,610	58,585
Convertible debenture	-	30,901
Total cash flows provided by financing activities	10,610	89,486
Cash flows used	(205,162)	(571,414)
Cash, beginning of period	654,034	1,225,448
CASH, end of period	$448,872	$654,034
SUPPLEMENTAL CASH FLOW INFORMATION
Shares issued under convertible debenture	$-	$672,882
Shares issued for mineral properties	$-	$15,000

See notes to consolidated financial statements

- F6 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

1. NATURE OF OPERATIONS

The Company is incorporated under the laws of British Columbia and was continued into the Yukon Territory of Canada in 1998. The principal business activity is the exploration and development of natural resource properties.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Nevada Star Resource Corp. (U.S.), a Nevada corporation and Nevada Star Resource Corp. (formerly M.A.N. Resources, Inc.) ("MAN"), a Washington Corporation. All significant inter company balances and transactions have been eliminated.

The Company applies accounting principles generally accepted in Canada and reports in U.S.$ (notes 2 and 3).

The Company changed its fiscal year end from August 31 to November 30 effective November, 2005.

Certain comparative figures are reclassified to conform to the current period’s presentation.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has experienced significant losses since inception. At November 30, 2005 the Company had working capital (current assets over current liabilities) of $408,599 and has an accumulated deficit of $7,590,497.

The Company's consolidated financial statements have been prepared under the assumptions of going concern. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations

- F7 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

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

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

- F8 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Amortization

Amortization of equipment is calculated on a declining balance basis at the following annual rates:

Vehicles	30%
Mining equipment	30%
Office equipment	20%
Computer hardware	30%
Computer software	100%

(d)	Foreign currency translation

Amounts recorded in foreign currency are translated into United States dollars as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii) Revenues and expenses (excluding amortization which is translated at the same rate as the related asset), at the average rate of exchange for the period.

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

- F9 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)	Net loss per share

The Company uses the "treasury stock method" in computing losses per share. Under this method, basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period.

For the periods ended November 30, and August 31, 2005, the existence of warrants and options affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, fully diluted loss per share information has not been shown.

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

4. CHANGE IN ACCOUNTING POLICY

Effective September 1, 2004, the Company retroactively adopted the new Canadian Institute of Chartered Accountants' Handbook Section 3110 "Asset Retirement Obligations." This standard requires liability recognition for retirement obligations associated with the Company's mineral properties. The standard requires the Company to recognize the fair value of the liability for an asset retirement obligation in the period in which it is incurred and record a corresponding increase in the carrying value of the related long lived asset. Fair value is estimated using the present value of the estimated future cash outflows. The liability is subsequently adjusted for the passage of time, and is recognized as an accretion expense in the statement of loss. The increase in the carrying value of the asset is amortized on the same basis as mineral properties and deferred exploration costs. This change in accounting policy has no material effect on the Company's prior or current year financial statements.

- F10 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

5. FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying value of cash, other receivables, and accounts payable and accrued liabilities, approximate their fair value because of the short maturity of these financial instruments.

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

6. INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

	Gold Hill Property, Nevada	Beaver Lake and O.K. Copper Mines Property, Utah	MAN Project, Alaska	Salt Chuck, Alaska	Total
Balance, August 31, 2004	$225,078	$3,710,018	$4,338,419	$6,975	$8,280,490
Expenditures for year
Drilling and exploration	-	-	201,912	-	201,912
Holding costs	827	457	171,029	12	172,325
Property acquisition	-	-	57,525	3,875	61,400
Geological consulting	-	-	46,964	644	47,608
Travel	-	433	25,707	-	26,140
Assays	-	-	6,900	-	6,900
Recording fee	-	-	193	-	193
Option payments	(100,000)	-	-	-	(100,000)
Recovery of costs	-	-	(168,116)	-	(168,116)
	(99,173)	890	342,114	4,531	248,362
Balance, August 31, 2005	$125,905	$3,710,908	$4,680,533	$11,506	$8,528,852

- F11 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

6. INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

Balance, August 31, 2005	$125,905	$3,710,908	$4,680,533	$11,506	$8,528,852
Expenditures for period
Property acquisition	-	-	76,807	-	76,807
Holding costs	4,607	-	34,572	-	39,179
Drilling and exploration	-	-	15,606	-	15,606
Assays	-	-	10,316	-	10,316
Costs recovered	-	-	(8,844)	-	(8,844)
Travel	-	-	8,823	-	8,823
Geological consulting	-	-	5,605	-	5,605
Recording fee	648	506	90	-	1,244
	5,255	506	142,975	-	148,736
Balance, November 30, 2005	$131,160	$3,711,414	$4,823,508	$11,506	$8,677,588

(a)	Gold Hill Property, Nevada

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

The OK Copper Mine and Beaver Lake properties in Utah are owned 100% by the Company, subject to a 12% Net Profits Interest on copper production from certain claims (held by a group of private investors which includes a current director and officer of the Company) and a 2% net smelter return royalty on certain claims (held by the property vendor) which will not exceed $3 million in the aggregate.

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

- F12 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

6. INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

(c)	MAN Project, Alaska

The 280 square mile MAN Alaska Project is comprised of the Ni Cu PGE Eureka Creek and Tangle Lakes Project, the Canwell Glacier property and additional claims staked by the Company. The Ni Cu PGE Eureka Creek and Tangle Lakes Project was acquired pursuant to the acquisition of M.A.N. Resources Inc.

During the year ended August 31, 2004, the Company formalized an Exploration, Development, and Mine Operating Agreement with Anglo American Exploration (USA), Inc. (Anglo USA) on a portion of the MAN property in Alaska. The MAN property is divided into three separate areas. Under the terms of the agreement, Anglo USA can earn a 51 percent interest in area 1, the Dunite Hill/Fish Lake area, by spending a total of $12 million by December 31, 2008. Anglo USA has the right to increase their interest by an additional 9 percent by completing a pre feasibility study, an additional 10 percent by completing a feasibility study, and an additional 5 percent by arranging construction financing for both Anglo USA and the Company. Expenditures incurred by Anglo USA during the calendar year ended December 31, 2005 amounted to $1,857,295.

Canwell Glacier Property

During the year ended August 31, 2003, the Company entered into an agreement to acquire a 100% interest in the property by issuing 150,000 common shares (issued) to FNX Mining Company Limited (formerly Fort Knox Gold Resources Inc.) upon regulatory approval plus an additional 150,000 common shares in equal annual installments over three years (100,000 common shares issued). The Company also issued FNX 300,000 warrants with a three year term, exercisable at Cdn $0.32 in year one, Cdn $0.37 in year two and Cdn $0.42 in year three, valued at Cdn $53,430 and included in the property cost.

(d)	Salt Chuck Property

The Salt Chuck property consists of 31 unpatented federal mining claims covering approximately 620 acres of prospective ground near the historic Salt Chuck mine on Prince of Wales Island, Alaska. The Salt Chuck property was acquired as part of the acquisition of MAN.

- F13 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

7. EQUIPMENT

	Cost	November 30, 2005 Accumulated Amortization	Net	Cost	August 31, 2005 Accumulated Amortization	Net
Vehicles	$51,018	$31,385	$19,633	$51,018	$29,793	$21,225
Mining equipment	24,356	14,717	9,639	24,356	13,936	10,420
Computer hardware and software	11,079	6,310	4,769	10,327	5,816	4,511
Office equipment	10,840	10,195	645	10,840	10,161	679
	97,293	62,607	34,686	96,541	59,706	36,835

8. SHAREHOLDERS' EQUITY

(a)	Authorized:
Unlimited number of common shares without nominal or par value.

(b)	Issued:

	November 30, 2005		August 31, 2005
	Number of Shares	Amount	Number of Shares	Amount
Balance, beginning of period	84,219,287	$15,149,354	77,651,262	$14,402,887
Options exercised	50,000	14,408	-	-
Warrants exercised	-	-	167,385	58,585
Shares issued for mineral properties	-	-	50,000	15,000
Convertible debenture converted	-	-	6,350,640	672,882
Balance, end of period	84,269,287	$15,163,762	84,219,287	$15,149,354

The Company had no shares held in escrow.

- F14 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

8. SHAREHOLDERS' EQUITY (continued)

(c)	Stock options

The changes in stock options for the periods ended November 30, 2005 and August 31, 2005 were as follows:

	November 30, 2005		August 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,670,000	$0.30	5,400,000	$0.37
Granted	-	-	420,000	0.31
Exercised	(50,000)	(0.21)	-	0.00
Cancelled or expired	-	-	(150,000)	(0.21)
Outstanding, end of period	5,620,000	$0.30	5,670,000	$0.30

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

During the year ended August 31, 2005,

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

- F15 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

8. SHAREHOLDERS' EQUITY (continued)

The following table summarizes the information about stock options outstanding of which 5,203,000 are exercisable at November 30, 2005:

Exercise Price Per Share	Number Outstanding At November 30, 2005	Weighted Average Remaining Contractual life	Weighed Average Exercise Price

$0.1064-0.30	1,270,000	2.0 years	$0.17
$0.32-0.35	4,350,000	2.4 years	$0.34
	5,620,000	2.3 years	$0.30

The Company uses the Black Scholes option valuation model to value stock options. The Black Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following weighted average assumptions were used under the Black Scholes option pricing model:

Risk free interest rate	3.04%
Expected dividend yield	0%
Expected stock price volatility	119%
Expected life of options	3 years

The Company expects to recognize $40,380 of stock based compensation as follows:

November 30, 2006	$20,284
November 30, 2007	16,077
November 30, 2008	4,019

$40,380

- F16 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

8. SHAREHOLDERS' EQUITY (continued)

(d)	Warrants

The Company has issued stock warrants at November 30, 2005 as follows:

Exercise Price	August 31, 2005	(Expired)	Exercised	November 30, 2005	Expiry date
$0.75	2,706,515	-	-	2,706,515	April 28, 2006
$0.42 Cdn	300,000	-	-	300,000	July 29, 2006
	3,006,515	-	-	3,006,515

(e)	Contributed Surplus

Contributed surplus increased in connection with the recognition of compensation cost relating to stock options. Contributed surplus is decreased when those stock options are exercised:

	November 30, 2005	August 31, 2005
Contributed surplus at beginning of period	$1,117,489	$473,604
Add: Stock based compensation for the period	52,486	643,885
Less: Stock options exercised	(3,798)	-
Contributed surplus at end of period	$1,166,177	$1,117,489

- F17 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

9. RELATED PARTY TRANSACTIONS

•	During the period ended November 30, 2005, the Company incurred and paid rent and office expenses of Nil (August 31, 2005: $1,946) to a company with common directors.

•

During the period ended November 30, 2005, the Company incurred and paid salaries of $20,000 (August 31, 2005: $155,802) to a director and officer employed as President and an officer employed as Vice President, Exploration.

•

During fiscal 2002, the Company entered into a share purchase and sale agreement with MAN. As part of this agreement, 13,648,680 of the 15,600,000 shares issued and two convertible debentures, totaling $842,334 (Cdn $1,289,259) were issued to two Company insiders. The Company and MAN are related by way of common directors. During the year ended August 31, 2005, the Company incurred $30,901 (2004: $28,772) in interest charges related to the debenture. On July 1, 2005, the remaining $569,055 debenture plus interest accrued to date was converted into 6,350,640 shares (note 8(b)). During fiscal 2005, 5,009,412 common shares were released from escrow in connection with the acquisition of MAN Resources Inc.

10. SEGMENT INFORMATION

The Company's operations are limited to a single industry segment being the acquisition, exploration and development of mineral properties. All of the Company's mineral interests are located in the United States of America.

- F18 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

11. INCOME TAXES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes. These losses expire as follows:

Available to	Amount
2006	$56,000
2007	71,000
2008	215,000
2009	446,000
2010	159,000
2011	96,000
2012	19,000
$1,062,000

The components of the future income tax assets are as follows:

	November 30, 2005	August 31, 2005
Future income tax assets
Non-capital loss carry-forwards	$1,062,000	$1,323,000
Unused cumulative foreign exploration and development expense	9,592,458	9,443,722
Unused cumulative Canadian exploration and development expenses	26,582	26,582
	10,681,040	10,793,304
Appropriate tax rate	34.12%	35.62%
	3,644,371	4,101,456
Less: Valuation allowance	(3,644,371)	(4,101,456)
	$-	$-

The valuation allowance reflects the Company's estimate that the tax assets more likely than not will not be realized.

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years. These losses expire commencing in 2007 through 2016. The exploration and development expenses can be carried forward indefinitely.

- F19 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

11. INCOME TAXES (continued)

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	November 2005	August 2005
	34.12%	35.62%
Income tax benefit computed at statutory rates	$(48,798)	$368,380
Non-deductible stock-based compensation expense	(19,168)	(244,676)
Unrecognized tax losses	67,966	(123,704)
	$-	$-

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

(a)	Recent accounting pronouncements

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

(ii)

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46. or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). There is no impact on the Company’s financial statements.

- F20 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

(iii)

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25.SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). This standard will not have an impact on the Company’s financial statements as it already applies the fair value method of accounting for its stock options.

(b)	Exploration expenditures

Under Canadian GAAP acquisition costs and exploration expenditures are capitalized (note 3(a). Under US GAAP, exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with SEC Industry Guide 7 which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labour and equipment, and whether necessary mining and environmental permits can be obtained.

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

- F21 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

(b) Reconciliation of total assets, liabilities and shareholder's equity:

	November 2005	August 2005
Total assets for Canadian GAAP	$9,167,489	$9,242,074
Adjustments to US GAAP - Deferred Expenditures	(8,677,588)	(8,528,852)
Total assets for US GAAP	$489,901	$713,222
Total liabilities per Canadian GAAP	$46,616	$47,302
Adjustments to US GAAP - Convertible Debentures	-	-
Total liabilities for US GAAP	46,616	47,302
Total equity for Canadian GAAP	$9,120,873	$9,194,772
Adjustments to US GAAP	(8,677,588)	(8,528,852)
Total equity for US GAAP	443,285	665,920
Total equity and liabilities for US GAAP	$489,901	$713,222

(c) Reconciliation of loss reported in Canadian GAAP and US GAAP:

	November 2005	August 2005
Statement of operations for periods ended November 30 and August 31, 2005
Net loss per Canadian GAAP	$(136,995)	$(969,422)
Exploration expenditures	(148,736)	(248,362)
Net loss per US GAAP	$(285,371)	$(1,217,784)
Net loss per share in accordance with:
Canadian GAAP	$0.002	$0.013
Total differences	0.010	0.016
Net loss per share in accordance with US GAAP	$0.012	$0.029
Weighted average number of shares outstanding	84,254,452	75,981,115

- F22 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30 and August 31, 2005

(U.S. Dollars)

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

(d) Comprehensive loss

	November 2005	August 2005
Net loss per US GAAP	$(285,371)	$(1,217,784)
Other comprehensive income (loss)	-	-
Comprehensive loss per US GAAP	$(285,371)	$(1,217,784)

(e) Capital stock

Capital stock per Canadian GAAP	$15,163,762	$15,149,354
Stock-based compensation adjustment	1,166,177	1,117,489
Capital stock per US GAAP	$16,329,939	$16,266,843

Under Canadian GAAP stock-based compensation is accounted for through contributed surplus while the options are unexercised. When exercised the amounts are transferred to share capital. Under US GAAP stock-based compensation is always accounted for through additional paid-in capital.

13. COMMITMENT

The Company entered into a rental agreement for executive office space in Vancouver, British Columbia, on February 1, 2005. Monthly rental amounts of $755 are due for a period of one year.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being the three month transition period ended November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Monty Moore	Chairman, CEO and Director	69	October 12, 1993
Robert Angrisano	President and Director	51	February 10, 1999
Gerald G. Carlson	Director	60	February 7, 2002
Richard W. Graeme	Director	64	February 22 1994
Stuart Havenstrite	Director	73	February 22, 1994
Edward H. Waale	Director	59	January 29, 2004
Michael W. Sharon	Director	49	January 29, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Monty Moore, Chairman, CEO and Director

Mr. Moore was appointed Chairman in 2002 and CEO in 2004 but previously held the position of President between 1993 and 2002. Since 1971, Mr. Moore has been a private contractor from Seattle, Washington.

Robert Angrisano, President and Director

Mr. Angrisano graduated from the University of Oregon with a degree in Business Administration. He retired from Microsoft Corp. in July 2004, after spending more than eleven years in a variety of positions including Director of Technology, Director of Business Windows, and Senior Principal Technologist.

Mr. Angrisano was the President, Director and a principal shareholder of M.A.N. Resources, Inc., which we acquired as of January 9, 2002. Mr. Angrisano is a Fire Commissioner for Kittitas County Fire District #8 and serves on other Boards not related to the mineral exploration industry. Mr. Angrisano has spent 28 years in consulting and management in the high technology industry and has been involved in the mining industry since 1995. His principal responsibilities have been guiding companies' directions and strategies as well as operational management.

Gerald G. Carlson, P.Eng., Director

Dr. Carlson has been involved for over 30 years in managing mineral exploration and mining development companies. His experience has focused on precious and base metal deposits around the Pacific Rim, including western North America, Mexico, Central America, South America, Australia and Asia. This experience has included independent consulting assignments, management of major company exploration programs, junior mining companies and university level teaching. He is currently President, CEO and Director of Copper Ridge Explorations Inc., Chairman and Director of IMA Exploration Inc., President of Golden Aria Corp. and serves as a member of the Board of Dentonia Resources Ltd., Almaden Minerals Ltd. and Janina Resources Limited. Dr. Carlson was President of La Teko Resources Ltd., which was acquired by Kinross Gold Corporation in February 1999. He has taken an active role in professional geoscience associations on both local and national levels and is President of the Society of Economic Geologists Canada Foundation and a past President of the British Columbia and Yukon Chamber of Mines. Dr. Carlson’s international reputation and extensive experience in managing mineral exploration and mining development companies throughout the world lends Nevada Star a high profile in mining and investment communities.

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

Stuart Havenstrite, Director

Mr. Havenstrite is President and sole employee of Havenstrite Management Services, a geological and mine management company specializing in mine development and mine remediation. Between 1987 and 1990, he was President and Chief Operating Officer of Alta Gold Co. where he was responsible for operating six mines processing

27,000 tonnes per day. Mr. Havenstrite is a Certified Professional Geologist with the American Institute of Professional Geologists and he graduated from Stanford University in 1956 with a B.Sc. in Mining and Petroleum Geology. He is a member of AIME, MMSA and several local mining discussion groups.

Edward H. Waale, Director

Mr. Waale graduated from Central Washington University with degrees in Geography and Business Administration/Accounting. He has been employed by The Museum of Flight in Seattle Washington as their Chief Financial Officer since 1995. Prior employment was with Northern Life Insurance Company, where he spent twenty years in various capacities, the last being its Vice President - Controller/Treasurer. Mr. Waale has been responsible for the coordination of the annual audits of the above entities for over 30 years. He is a Certified Public Accountant in the State of Washington and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

Michael W. Sharon, Director

Mr. Sharon has a BA from the University of California and a JD from the University of Arizona. He is a past member of the California and Alaska Bar Associations, was formerly the managing partner of a law firm in Anchorage, Alaska and has owned and operated several new car dealerships both in Alaska and Washington. Currently, he is the owner and operator of several businesses in Eastern Washington.

Identification of Certain Significant Employees

Other than our executive officers, there is no other person who is expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that  qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in

Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended, which person is Edward H. Waale.

Committees of the Board

Audit Committee

The current members of the Audit Committee are Edward H. Waale, Stuart Havenstrite and Gerald Carlson, all of whom are considered to be independent, except for Gerald Carlson who previously served as our President between February 7, 2002 and November 1, 2003. The Audit Committee has a written charter which was filed as an exhibit to our Quarterly Report on Form 10-QSB on July 20, 2004 and is incorporated by reference herein. A copy of our Audit Committee Charter is also posted on our website at www.nevadastar.com.

Compensation Committee

We have established a Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for our executive officers and directors. The Compensation Committee is also responsible for providing oversight with regard to our various programs of compensation, including all incentive plans, stock option plans and stock purchase plans. The current members of the Compensation Committee are Michael Sharon, Gerald Carlson and Stuart Havenstrite, all of whom are considered to be independent except for Gerald Carlson who previously served as our President between February 7, 2002 and November 1, 2003. The Compensation Committee has a written charter which was filed as an exhibit to our Quarterly Report on Form 10-QSB on July 20, 2004 and is incorporated by reference herein. A copy of the Compensation Committee Charter is also posted on our website at www.nevadastar.com.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee to assist our Board of Directors in their responsibilities relating to reviewing our operational compliance with applicable legal requirements and ethical standards and evaluating the Board members and committees of the Board. The current members of the Corporate Governance and Nominating Committee are Michael Sharon, Edward H. Waale and Gerald Carlson, all of whom are considered to be independent except for Gerald Carlson who previously served as our President between February 7, 2002 and November 1, 2003. The Corporate Governance and Nominating Committee has a written charter and establish Corporate Governance Principles, both of which were filed as exhibits to our Quarterly Report on Form 10-QSB on July 20, 2004 and are incorporated by reference herein. Copies of the Corporate Governance and Nominating Committee Charter and Corporate Governance Principles are also posted on our website at www.nevadastar.com.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the three month transition period ended November 30, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have a Code of Business Conduct (the “Code”) that applies to our Chief Executive Officer and all senior financial officers that includes provisions covering conflicts of interest, ethical conduct, compliance with applicable government laws, rules and regulations, and accountability for adherence to the Code. A copy of the Code is posted on our website. Any waiver of any provision of the Code granted to a Senior Officer may only be granted by the full Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on our website www.nevadastar.com for a period of 12 months. A copy of the Code of Ethics may be obtained from our Secretary at no charge upon request.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our chief executive officer;
•

each of our four most highly compensated executive officers who were serving as executive officers at the end of the three month transition period ended November 30, 2005, and whose total salary and bonus exceeds $100,000 per year; and

•

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three month transition period ended November, 2005 and our three most recently completed fiscal years ended August 31, 2005, 2004 and 2003, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Monty Moore Chairman, CEO and Director	2005(1) 2005 2004 2003	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	Nil Nil 200,000 Nil	Nil Nil Nil Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil
Robert Angrisano President and Director	2005(1) 2005 2004 2003	$20,000 $80,000 $26,629 $Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	Nil Nil 2,400,000 Nil	Nil Nil Nil Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil
Gerald G. Carlson Former President, Director	2005(1) 2005 2004 2003	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $30,016 CDN $30,000	Nil Nil 300,000 Nil	Nil Nil Nil Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil
(1)	Three month transition period ended November 30, 2005.

Stock Options and Stock Appreciation Rights

The following table sets forth incentive stock options granted to the Named Executive Officers during the three month transition period ended November 30, 2005.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in the Fiscal Year	Exercise of Base Price	Expiration Date
Monty Moore Chairman, CEO and Director	Nil	0.0%	$Nil	N/A
Robert Angrisano President and Director	Nil	0.0%	$Nil	N/A

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth incentive stock options exercised by the Named Executive Officer during the three month transition period ended November 30, 2005 as well as the three month transition period ended November 30, 2005 value of stock options held by the Named Executive Officers. During this period, no outstanding SARs were held by the Named Executive Officers.

Name	Securities Acquired on Exercise(#)	Aggregate Value Realized($)	Unexercised Options/SARs at the Financial Year End (#) Exercisable/Unexercisable	Value of Unexercised in-the Money Options/SARs at Financial Year End ($) Exercisable/Unexercis-able($) (1)
Monty Moore Chairman and CEO	Nil	$Nil	200,000/Nil	$Nil/$Nil
Robert Angrisano President and Director	Nil	$Nil	2,400,000/Nil	$Nil/$Nil

(1)        In-the-Money Options are those where the market value of the underlying securities as at the most recent financial year end exceeds the option price. The closing market price of our shares on the NASDAQ Over the Counter Bulletin Board Service on November 25, 2005 was $0.275.

Long-Term Incentive Plan (“LTIP”) Awards

We did not have a long-term incentive awards plan during the most recently completed financial year or during the three month transition period ended November 30, 2005.

Compensation of Directors

Standard Arrangements

During the three month transition period ended November 30, 2005, there were no standard arrangements pursuant to which our directors were compensated for any services provided as a director, including any additional amounts payable for committee participation or special assignments.

Other Arrangements

During the three month transition period ended November 30, 2005, there were no other arrangements pursuant to which our directors were compensated for any service provided as a director other than the granting of stock options.

See “Stock Option Plan” below. During the three month transition period ended November 30, 2005 no stock options were granted to our directors.

Employment Contracts and Termination of Employment, and Change-in Control Arrangements

Pursuant to the terms of an Employment Agreement dated April 1, 2004 between Nevada Star and Robert Angrisano, Mr. Angrisano is employed as President and paid an annual salary of $80,000 plus certain health benefits. During the three month transition period ended November 30, 2005, Mr. Angrisano was paid $20,000 pursuant to this Employment Agreement. The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

Report on Repricing of Options/SARs

There were no option/SAR repricings during the three month transition period ended November 30, 2005.

Stock Option Plan

Our shareholders ratified and approved the adoption of a stock option plan (the “Stock Option Plan”) on January 29, 2004.

The purpose of the Stock Option Plan is to allow us to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in our profitability. The granting of such options is intended to align the interests of such persons with that of Nevada Star. Options will be exercisable over periods of up to ten years as determined by the board of directors and are required to have an exercise price not less than the Discounted Market Price as defined in the Stock Option Plan prevailing on the day that the option is granted. Pursuant to the Stock Option Plan, the board of directors may from time to time authorize the issue of options to directors, officers, employees and consultants and our subsidiaries or employees of companies providing management services to Nevada Star or our subsidiaries. The maximum number of Shares which may be issued pursuant to options previously granted and those granted under the Stock Option Plan will be 7,000,000 Shares. In addition, the number of shares which may be reserved for issuance to any one individual may not exceed 5% of the issued shares on a yearly basis. Vesting of options granted under the Stock Option Plan shall be at the discretion of the board of directors.

The Stock Option Plan is structured so that both Incentive Stock Options qualified under the U.S. Internal Revenue Code and Non Qualified Stock Options may be issued. The Plan is administered under the auspices of our Board of Directors. It is intended, that to the extent possible, the exercise of stock options will be exempt from the operation of Section 16(b) of the Securities Exchange Act of 1934, as amended. Options are exercisable for a maximum of ten (10) years. Transferability is prohibited except for limited circumstances regarding the demise of an Optionee. The maximum number of shares available for issue upon the exercise of all stock option plans adopted by us shall not exceed 7,000,000 shares.

The option exercise price for Incentive Stock Options may be no less than the fair market value on the date of grant of the Option, except that the exercise price for any ten percent (10%) shareholder must be 110% of the fair market value on the date of grant. The option price for the Non-Qualified Stock Options may be the lowest allowable price under applicable law.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of February 27, 2006 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and

Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after November 30, 2005. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of February 27, 2006, we had 84,269,287 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Monty Moore 10735 Stone Avenue N. Seattle, WA USA 98133	22,175,127(2)	26.31%
Robert Angrisano PO Box 119 Snoqualmie Pass, WA USA 98068	14,482,396(3)	17.19%
Gerald G. Carlson Suite 500, 625 Howe Street Vancouver, BC, Canada, V6C 2T6	1,456,780(4)	1.73%
Stuart Havenstrite 8111 Maio Drive Sandy, Utah, USA 84093	756,921(5)	*
Richard W. Graeme P. O. Box 4272 Bisbee, Arizona, USA 85603	400,000(6)	*
Edward H. Waale 9404 East Marginal Way South Seattle, WA 98108-4097	467,874(7)	*
Michael Sharon 5500 Weaver Road Ellensberg, WA 98926	575,900(8)	*
Directors and Executive Officers as a group (7 Individuals)	40,314,998 common shares	47.84%

* Less than 1%

(1)

Based on 84,269,287 shares of common stock issued and outstanding as of February 27, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Includes 15,607,202 shares held directly, 6,367,925 shares held by Pacific Rainier, Inc. a privately held company controlled by Mr. Moore and 200,000 stock options exercisable and expiring on April 23, 2007.

(3)	Includes 12,082,396 shares held directly and 2,400,000 stock options exercisable and expiring on April 23, 2007.

(4)

Includes 150,000 shares held directly, 127,590 shares held by KGE Management Ltd., a privately held company controlled by Mr. Carlson, 850,000 options exercisable expiring on March 5, 2007 , 300,000 stock options exercisable expiring on April 23, 2007 and 29,190 shares issuable to KGE Management Ltd. upon the exercise of share purchase warrants expiring on April 28, 2006.

(5)	Includes 456,921 shares held directly and 300,000 stock options exercisable and expiring on April 23, 2007.
(6)	Includes 100,000 shares held directly and 300,000 stock options exercisable and expiring on April 23, 2007.
(7)	Includes 167,874 shares held directly and 300,000 stock options exercisable and expiring on April 23, 2007.
(8)

Includes 238,400 shares held directly, 300,000 stock options exercisable and expiring on April 23, 2007 and 37,500 shares issuable upon the exercise of share purchase warrants expiring on April 28, 2006.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

We were or are party to the following transactions during the last two years, or proposed transactions, in which any of the following persons had or is to have a direct or indirect material interest: (1) any director or executive officer of Nevada Star; (2) any nominee for election as a director; (3) any beneficial owner of five percent (5%) or more of our outstanding common stock; and (4) any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in paragraph (a)(1), (2) or (3) of this item:

(i)

A shareholder, officer and director, made advances to us which were outstanding in whole or in part at the year ended August 31, 2004 (in the amount of $189,389). There was no written agreement between Nevada Star and the shareholder, officer and director with regard to the repayment of the monies advanced. Initially, the monies were advanced on an interest free basis but commencing Fiscal 2002, the advances became interest bearing at a rate of prime plus 2% with no fixed terms of repayment. During Fiscal 2004, we incurred interest charges of $8,627 related to the advances. The advances were repaid in Fiscal 2004.

(ii)

KGE Management Ltd. (“KGE”), a private company beneficially owned by Gerald G. Carlson, Director of Nevada Star, was paid a fee of CDN $2,500 per month for management services which included the day-to-day operation of Nevada Star and overseeing exploration programs. During Fiscal 2004, KGE was paid management fees totaling $30,016. This arrangement was terminated by mutual consent on November 1, 2003. Included in the Fiscal 2004 amount is a one-time settlement payment of $26,264 for the termination of management services.

(iii)

Prior to January 1, 2005, our Vancouver office was rented from Copper Ridge Explorations Inc. (“Copper Ridge”), a public company in which Gerald G. Carlson, Director of Nevada Star, is a director and officer. There was no lease or rent agreement between Copper Ridge and Nevada Star. During Fiscal 2005 and Fiscal 2004 and the three month transition period ended November 30, 2005, we incurred rent and office expenses of $1,946, $20,951 and $nil, respectively.

(iv)

Pursuant to the terms of an Employment Agreement dated April 1, 2004 between Nevada Star and Robert Angrisano, Mr. Angrisano is employed as President and paid an annual salary of $80,000 plus certain health benefits. During Fiscal 2005 and 2004 and the three month transition period ended November 30, 2005, Mr. Angrisano was paid $80,000, $26,629 and $20,000, respectively, pursuant to this Employment Agreement. The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

(v)

On April 23, 2004, we granted 2,600,000 stock options exercisable at a price of $0.35 per share for a three-year period and 1,750,000 stock options exercisable at a price of $0.32 per share for a three-year period to directors, officers and a consultant. All stock options are subject to vesting over an 18 month period with 1/3 vesting at six months, 1/3 vesting at 12 months and 1/3 vesting at 18 months.

(vi)	On July 1, 2005, a $569,055 debenture (held by a private company controlled by a shareholder, officer and director) plus accrued interest to date was converted into 6,350,640 of our common shares.

The rent paid to Copper Ridge and the terms of the other transactions between Nevada Star and our directors and executive officers discussed above were fair and reasonable and were upon terms at least as favourable as we could have obtained from unrelated third parties.

Aside from the foregoing, there have been no other transactions or series of transactions, or proposed transactions during the last two years to which we were a party, in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of our common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

Our Articles do not prohibit transactions in which our promoters, management, affiliates or associates directly or indirectly have an interest. Therefore, there is (always) a “present potential” that we may acquire or merge with a business or company in which our promoters, management, affiliates or associates directly or indirectly have an interest, there is however, no present or contemplated intent that such an event may occur. In the event that such a transaction was proposed, under the rules of the TSX Venture Exchange, any such transaction would be deemed a “Major Transaction” and would be subject to prior shareholder approval and the approval of the TSX Venture Exchange. In structuring any such transaction, the directors would be bound by their fiduciary duty to act in the best interest of our shareholders. In the event that management’s fiduciary duties were compromised any available remedy under applicable law would likely be prohibitively expensive and time consuming.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Charter and By-laws
3.1	Certificate and Memorandum of Incorporation (incorporated by reference to our Registration Statement on Form 10-SB filed March 3, 1999)
3.2	Articles (incorporated by reference to our Registration Statement on Form 10-SB filed March 3, 1999)
3.3	Certificate and Articles of Continuance (incorporated by reference to our Registration Statement on Form 10-SB filed March 3, 1999)
(4)	Instruments Defining the Rights of Holders
4.1	Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed December 16, 2003)
(10)	Material Contracts
10.1	Employment Agreement dated April 1, 2004 between Nevada Star and Robert Angrisano (incorporated by reference to our Annual Report on Form 10-KSB filed December 14, 2004)

(21)	Subsidiaries
Nevada Star Resource Corp. (U.S.), a Nevada corporation Nevada Star Resource Corp., a Washington corporation
(31)	Section 302 Certifications
31.1*	Certification of Monty Moore
31.2*	Certification of Robert Angrisano
(32)	Section 906 Certifications
32.1*	Certification of Monty Moore
32.2*	Certification of Robert Angrisano
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
99.2	Compensation Committee Charter (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
99.4	Corporate Governance Principles (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)

* Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Smythe Ratcliffe for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $13,700 for the three month transition period ended November 30, 2005 and $19,200 and $17,500 for the years ended August 31, 2005 and 2004, respectively. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the three month transition period ended November 30, 2005, Smythe Ratcliffe billed $nil for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above and $nil for the years ended August 31, 2005 and 2004.

Tax Fees

For the three month transition period ended November 30, 2005, Smythe Ratcliffe billed $nil, for fees for tax compliance, tax advice and tax planning services and $nil for the years ended August 31, 2005 and 2004.

We do not use Smythe Ratcliffe for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Smythe Ratcliffe to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Smythe Ratcliffe is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Smythe Ratcliffe and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Smythe Ratcliffe’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

By: /s/ Robert Angrisano

Robert Angrisano

President and Director

Principal Financial Officer

Date: March 10, 2006.

By: /s/ Monty Moore

Monty Moore

Chairman, CEO and Director

Principal Executive Officer

Date: March 10, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Angrisano

Robert Angrisano

President and Director

Principal Financial Officer

Date: March 10, 2006.

By: /s/ Monty Moore

Monty Moore

Chairman, CEO and Director

Principal Executive Officer

Date: March 10, 2006.

By: /s/ Richard W. Graeme

Richard W. Graeme

Director

Date: March 10, 2006.

By: /s/ Stuart Havenstrite

Stuart Havenstrite

Director

Date: March 10, 2006.

By: /s/ Edward H. Waale

Edward H. Waale

Director

Date: March 10, 2006.

By: /s/ Michael W. Sharon

Michael W. Sharon

Director

Date: March 10, 2006.