Form 10QSB
period 2006-05-31
NEVADA STAR RESOURCE CORP
filed 2006-07-14
CIK 877019

OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response	182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 11, 2006, management of the Company adjourned the annual general and special meeting of shareholders to May 5, 2006. The Board of Directors determined that adjourning the meeting was in the best interests of the Company and its shareholders, in order to ensure that all shareholders were provided with the opportunity to vote on the resolutions presented. The reconvened meeting was held on May 5, 2006. The following matters were submitted to a vote of the shareholders at the reconvened meeting:

1.	Appointment of Auditors.

Smythe Ratcliffe, Chartered Accountants, were appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of shares voting for this matter.

Appoint Auditors	62,522,129	For	98.64%
	0	Against	0.00%
	5,000	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

2.	Election of Directors.

The following persons were elected Directors of the Company to hold office until the election of Directors at the next Annual General Meeting:

Monty Moore

Robert Angrisano

Gerald G. Carlson

Stuart Havenstrite

Richard W. Graeme

Michael W. Sharon

Edward H. Waale

The following sets forth the tabulation of shares voting for each Director

Monty Moore	62,526,129	For	98.64%
	0	Against	0.00%
	1,000	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

Robert Angrisano	62,526,129	For	98.64%
	0	Against	0.00%
	1,000	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

Gerald G. Carlson	62,465,523	For	98.64%
	0	Against	0.00%
	61,606	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

Stuart Havenstrite	62,465,523	For	98.64%
	0	Against	0.00%
	61,606	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

Richard W. Graeme	62,465,523	For	98.64%
	0	Against	0.00%
	61,606	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

Michael W. Sharon	62,465,523	For	98.64%
	0	Against	0.00%
	61,606	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

Edward H. Waale	62,465,523	For	98.64%
	0	Against	0.00%
	61,606	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

3.	Adoption of By-Law #1

The motion to pass a special resolution to delete the Company’s former Bylaws and to adopt of a new set of bylaws, Bylaw No. 1 was defeated as the Company did not have the affirmative votes of the holders of not less than 66?% of the votes cast at this meeting.

By-Law #1	18,194,045	For	42.63%
	23,629,616	Against	55.36%
	0	Withheld
	20,703,468	Not Voted
Total shares voted: 63,386,119	858,990	In Person	2.01%

4.	Other Business

The Proxyholder was given discretion to vote upon any amendment or variation of the above matters or any other matter properly brought before the meeting. No other business was transacted.

Other Business	62,369,736	For	98.40%
	157,393	Against	0.25%
	0	Withheld
	0	Not Voted
Total shares voted: 63,386,119	858,990	In Person	1.36%

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

NEVADA STAR RESOURCE CORP.

BY:	Date: July 10, 2006
/s/ Monty Moore

Monty Moore, Chairman

BY:	Date: July 10, 2006
/s/ Robert Angrisano

Robert Angrisano, President and Chief Executive Officer