Form 10QSB
period 2006-08-31
NEVADA STAR RESOURCE CORP
filed 2006-10-16
CIK 877019

      OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response    182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 84,319,287 shares

Transitional Small Business Disclosure Format (check one) Yes  (  )  No  (X)

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

NEVADA STAR RESOURCE CORP.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

On July 26, 2006, the Company issued 50,000 shares of its Common Stock at a price of US $0.25 per share to FNX Mining Company Inc. for the acquisition of the Canwell Glacier Property, Alaska.  These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act, and the safe harbor from registration provided in Regulation S.

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

NEVADA STAR RESOURCE CORP.

/s/ Monty Moore

BY:

Date:  October 16, 2006

Monty Moore, Chairman

/s/ Robert Angrisano

BY:

Date:  October 16, 2006

Robert Angrisano, President and Chief Executive Officer