Form 10KSB
period 2006-11-30
NEVADA STAR RESOURCE CORP
filed 2007-03-16
CIK 877019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  November 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [		]

Commission file number  000-25489

NEVADA STAR RESOURCE CORP.
(Name of small business issuer in its charter)

Yukon Territory, Canada	98-0155690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1089 Fall City, WA	98024
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (425) 467-1836

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

CW1112428.1

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

44,776,160 common shares at $0.19(1) per common share = $8,507,470

(1) Represents the price at which our shares were last traded on the OTC BB on February 16, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

84,319,287 common shares issued and outstanding as of February 16, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

CW1112428.1

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with Canadian Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Nevada Star” means Nevada Star Resource Corp. and our wholly owned subsidiaries, Nevada Star Resource Corp. (US), a Nevada corporation, Nevada Star Resource Corp., a Washington corporation and 6658482 Canada Inc., unless otherwise indicated.

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

Our head office is located at P.O. Box 1089, Fall City, Washington, USA, 98024, telephone (425) 467-1836). Our registered and records office is located at Suite 300, 204 Black Street, Whitehorse, Yukon, Canada Y1A 2M9.

Business Development During Last Three Years

On October 18, 2005, the Board of Directors approved a change of our fiscal year end from August 31 to November 30 to better reflect our exploration and operating cycle. Subsequent to the transition year, the first full financial year covered the period December 1, 2005 to November 30, 2006.

As of January 9, 2002, we acquired M.A.N. Resources, Inc., a private company controlled by two of our directors, which was in the business of exploration and development of mineral properties.

Our Current Business

We are in the business of acquiring, exploring and developing mineral properties, primarily those containing nickel, platinum group elements (PGE’s) and associated base and precious metals. We take grassroots or undeveloped properties and develop them to a level that an ore body is indicated or likely. At that point, we look to develop a joint venture or purchase option with a much larger mining company to further develop the property and, if justified, to take the property into production. In all cases, we will retain a percentage of ownership, in the case of a joint partnership, or receive a percentage royalty from the production of product resulting from a mining operation.

CW1112428.1

We have three properties in different stages of exploration or going into production: the MAN Alaska PGE-Nickel Property, the Salt Chuck Alaska PGE Property and the Milford Utah Copper Property. We and/or our joint venture partners are in the process of exploring the properties to determine whether these properties contain resources that will be economically recoverable.

The Milford Copper Property, located in Milford, Utah is under option to Western Utah Copper Company and is in the process of going into production. The MAN Alaska PGE-Nickel property and the Salt Chuck Alaska PGE-Copper Property are in the early exploration stage. The recoverability of the dollar amounts shown for mineral properties and deferred exploration costs is dependent upon the discovery of economically recoverable resources and the ability of Nevada Star and/or our joint venture partners to obtain the necessary permits and financing to complete the development of the properties and upon future profitable production or proceeds from the disposition thereof.

Where management determines that it is in our best interest, partners will be sought to further the development of certain properties. Our principal property, the MAN Alaska is wholly owned by the Company. We also own the Milford Utah Copper Property, currently under purchase option to Western Utah Copper Company (“WUCC”) and the Salt Chuck Alaska PGE Property which is wholly owned by the Company. See “Item 2. Description of Property”.

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt or shareholder loans). Management believes that the working capital on hand at November 30, 2006 will be sufficient to cover general and administrative expenses and property holdings costs until the end of calendar year 2007. Should significant new properties be acquired or additional programs be undertaken, we will require additional funding.

Employees

As of February 16, 2007, we employed one full-time person, our President and CEO, who has been retained pursuant to an employment agreement. We also engage directors, officers and contractors from time to time to supply work on specific corporate business and exploration programs.

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

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any

CW1112428.1

such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We had cash in the amount of $26,331 and working capital of $3,190,187 as of our year ended November 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in April 1987 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended November 30, 2006 is $4,728,211. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

CW1112428.1

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

CW1112428.1

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

CW1112428.1

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

Principal Executive Office: Our principal executive office in Fall City is located at P.O. Box 1089, Fall City, Washington, USA 98024, telephone (425) 467-1836. We use approximately 1,000 square feet of this space which is provided free of charge from Monty Moore, our Chairman, in Seattle, Washington. We began occupying this facility in 1993 and it is considered adequate for our current needs. There is no lease or rental agreement between Monty Moore and Nevada Star.

Mineral Exploration Properties: We have three material mineral exploration properties. Our principal property, the MAN Alaska Project, is mainly a PGE-Nickel property. We also own the Milford Copper Property in Utah, currently under option to Western Utah Copper Company, and the Salt Chuck PGE-Copper Property in Alaska.

MAN ALASKA PGE-NICKEL PROPERTY, ALASKA

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

CW1112428.1

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

CW1112428.1

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

Geology

In recent years exploration on the MAN Alaska Property has focused on nickel and the platinum group metals. These efforts are being guided by a newly recognized exploration model based on the world’s largest nickel producer. Our Alaskan holdings and similar terrane to the southeast in the Kluane belt in the Yukon exhibit many of the same geological and geochemical features as the giant Ni-Cu-PGE sulfide mining camp at Noril’sk, Russia. Ni-Cu-PGE mineralization on the MAN Alaska Property is associated within Triassic Nikolai Group flood basalts and coeval mafic and ultramafic intrusions of the Wrangellia Terrane, a major tectonic terrane that extends for over 2,400 km (1,500 miles) from southwestern Alaska through the MAN Alaska Property into British Columbia, Washington and Oregon. Detailed geological and geophysical studies in the MAN Alaska Property area indicate that mafic-ultramafic bodies on the project are the largest and best preserved of Wrangellia’s Triassic volcano-plutonic complexes.

CW1112428.1

Figure 2: MAN Alaska PGE-Nickel Property Areas

Maclaren Terrane
Bird's Beak-Ice
1.39% Ni, 0.48% Cu,
7 g/t PGE+Au+Ag
Specimen
15.8% Cu, 6.9 g/t Au,
33.5 g/t Ag
Odie
0.9% Ni, 0.3% Cu,
20 g/t Pt+Pd
Yukon-Tanana
Terrane
Denali Fault
East Rainy
2.0% Ni, 1.3% Cu,
7.9 g/t PGE+Au+Ag
East Eureka
Ni-Cu-PGE
Area 3
Canwell Ridge
15.4% Ni, 7.19% Cu
170 g/t PGE+Au+Ag
Area 2
Wrangellia
Terrane
Tres Equis
6.7% Ni, 1.0% Cu
1.5 g/t PGE
LFF
1.1% Ni, 0.2% Cu
0.2 g/t PGE
Wrangellia
Terrane
Area 1 - AAEUSA
Ravine Gossan
3.22% Ni, 0.38% Cu
(in DH08)
Nikolai High Grade
Cu showing
Fielding Creek
East Tangle
6.6% Cu, 4.8 g/t Au,
45 g/t Ag, 3% LREE
Dunite Hill
N
0
10 km

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

CW1112428.1

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

CW1112428.1

Figure 3: MAN Alaska Copper-Gold Property Area Mineralization

Exploration History

1995:

•	Monty D. Moore and Associates began working in the area in 1995 staking claims mainly in Area 2 and 3 and the southern part of Area 1;
•	Rock samples were acquired and assayed.

1997:

•	M.A.N Resources Inc. (“MAN”) was formed in 1997 and acquired Monty D. Moore’s property claims;
•	MAN continued exploration work until it was acquired by Nevada Star in 2002;
•	Exploration in 1995 – 1997 consisted of reconnaissance prospecting, geologic mapping, rock and stream sediment sampling;
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

CW1112428.1

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

CW1112428.1

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

CW1112428.1

•	Geochemical assays and geological observations returned very positive results
•	The maximum assays for the samples were 2.06% Cu (Gezzi prospect), 7.22 g/t Au (Broxson Ridge prospect), and 42.1 g/t Ag (Broxson Ridge prospect)

Area 2 Exploration Work by Nevada Star

•	Rock samples were collected from the East Rainy disseminated sulfide showing for physical property measurements

Area 1 Exploration work by Anglo USA

•	The Anglo American Exploration (USA), Inc. exploration program occurred in two phases
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

Joint Venture Agreement

In the year ended August 31, 2004, an Exploration, Development, and Mine Operating Agreement was signed with Anglo American Exploration (USA), Inc. (“Anglo USA”), a wholly owned indirect subsidiary of Anglo American plc. Under the terms of the agreement, Anglo USA could earn a 51% interest in Area 1 of the MAN Alaska Property by spending a total of $12 million by December 31, 2008. Anglo USA had the right to increase their interest by an additional 9% by completing a pre-feasibility study, an additional 10% by completing a feasibility study, and an additional 5% by arranging construction financing for both Anglo USA and Nevada Star.

Effective September 14, 2006, Anglo (USA) withdrew from the Exploration, Development and Mine Operating Agreement concerning Area 1 of the MAN Alaska Project.

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

CW1112428.1

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

CW1112428.1

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

CW1112428.1

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

The Milford Copper Property was mined and, according to published figures, produced 900,000 tons of copper ore grading 1.25% copper from 1967 until 1974. The ore was processed at the Essex mill, located 4.8 km (3 miles) west-northwest of Milford. The mill was a combination flotation and acid vat leach facility sized at 850 tons per day, built to process Milford Copper Property intrusion-hosted ores as well as skarn ores from the Cortex property.

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

The Milford Copper Property lay idle until the early 1990’s when Centurion acquired the OK Copper Mine and surrounding ground and conducted confirmation drilling on the OK Copper Mine. The program also drilled eastward along trend defining additional copper mineralization in the vicinity of the Mary I mine about one mile to the east. Centurion optioned the property to us in late 1997.

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

The Milford Copper Property lies within an east-trending belt of altered granite to diorite intrusives. Mineralization is dated at Cretaceous through late Tertiary. Regional controls on mineralization are thought to be deep-seated crustal structures. The area is on the eastern leading edge of the Late Mesozoic to Early Tertiary Sevier thrust system with the mountains comprising the hanging wall of the eastern Mineral Mountains complex. The Mineral Mountains complex consists of a thick succession of Paleozoic through mid-Mesozoic carbonate and clastic rocks. Geology of the Milford district is structurally complex, as it has been subjected to compression and later extension from Mesozoic through the Tertiary.

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

CW1112428.1

To the north and northeast of the Milford Copper Property, there are several altered porphyritic dikes which contain abundant magnetite and chalcopyrite within a zone of disseminated and vein-controlled mineralization. Two small outcrops of quartz monzonite occur west of the Milford Copper Property within the volcanic rocks.

Mineral Deposit Descriptions

Copper deposits in the Milford Copper Property occur as four distinct types:

Type 1 copper deposits occur in pipe-shaped deposits entirely contained in silicified quartz monzonite or granodiorite; the best example of this is the OK Copper Mine deposit. Nearby on trend is the Mary I deposit which is similar though less silicified. Chalcopyrite and bornite occur with minor molybdenite. About 75% of the sulfide minerals have been oxidized to tenorite, chrysocolla, malachite and azurite. Gold and silver are present, but are not of economic significance when acid leaching is used to recover the copper.

The OK Copper Mine deposit has been explored with nearly 200 holes drilled by several operators from 1964 until 1997. The OK deposit is approximately 366 meters (1,200 feet) long, averages 30 meters (100 feet) wide, and has been delineated by drilling to a depth of up to 152 meters (500 feet). Preliminary pit designs by Nevada Star take the pit to a depth of 122 meters (400 feet).

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

Option Agreement

On November 26, 2003, WUCC exercised its option to acquire a 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million. Under the option agreement, WUCC has three years to put the property into production or WUCC can receive a one-year extension by notifying us before the date that the property is being readied for production by the commencement of actual mine and/or plant development expenditures according to a schedule leading to production within 12 months. WUCC must also honor our obligations to leaseholders. We will receive 1% of net proceeds from the first 10 million pounds of copper

CW1112428.1

produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced. Total royalties are capped at $10 million.

On November 19, 2006, WUCC provided us with notification that the property is being readied for production and has undertaken the construction of a concentrator, a working onsite analytical laboratory and office building, and ongoing ore reserve drilling on our property. In addition, WUCC has provided us with a construction schedule that will lead to production within twelve months.

If WUCC fails to commence production by the end of this twelve month extension period, we may exercise our company’s option to reacquire the Milford Copper Property. "Production" shall mean the recovery and sale of copper or other minerals or metals from ore from the Milford Copper Property such that royalties in some amount shall have been paid or will be paid to our company, in accordance with the royalty provisions in the agreement; for there to be "production" such recovery and sale of copper or other minerals or metals must be pursuant to a plan for handling and processing of ore (including dumps) from the Milford Copper Property such that a processing rate of at least 300,000 short tons per year of ore is projected to be achieved by the second full year of operations.

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

On September 14, 2005, Palladon filed a National Instrument 43-101 technical report updating the 1998 feasibility study. Table 1 below is a summary of the Indicated Resources that were calculated in the 1998 study. Indicated Resources consist of those blocks within the mineralized boundaries that are sufficiently close to sampled drill holes for copper grade estimation. Blocks within the mineralized boundaries that are too far from data to be estimated are classified Inferred. Indicated material above a cutoff grade of 0.40% copper was used as the basis for reporting resources. The 0.40% copper cutoff was the approximate breakeven cutoff for the 1998 feasibility study, using a $1.05 per pound copper price. Copper is presently trading at approximately $2.85 per pound.

On August 28, 2006, Palladon announced a restructuring of the Western Utah Copper Project. Under the restructuring, WUCC had the option to purchase Palladon's interest on or before January 4 2007. On January 9, 2007, Palladon announced that WUCC exercised its option to purchase Palladon's interest in the Western Utah Copper Project for $3 million in cash, and $10 million payable as a 1% Net Smelter Royalty from copper produced from current “reserve” properties, and a 2% Net Smelter Royalty from copper produced from newly discovered ore bodies.

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

CW1112428.1

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

Our common stock is traded on the TSX Venture Exchange under the symbol “NEV” and on the NASDAQ Over the Counter Bulletin Board Service under the symbol “NVSRF”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years. The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars on February 16, 2007 was $0.8593.

CW1112428.1

	TSX High	TSX Low	OTCBB High	OTCBB Low
	CDN$	CDN$	US$	US$

Year Ended August 31, 2005
First Quarter – November 2004	$0.41	$0.34	$0.34	$0.26
Second Quarter – February 2005	$0.36	$0.265	$0.33	$0.21
Third Quarter – May 2005	$0.58	$0.325	$0.48	$0.275
Fourth Quarter – August 2005	$0.49	$0.295	$0.40	$0.22

Transition Period Ended November 30, 2005
September 2005	$0.37	$0.28	$0.32	$0.24
October 2005	$0.31	$0.275	$0.279	$0.239
November 2005	$0.315	$0.28	$0.275	$0.25

Year Ended November 30, 2006
First Quarter - February 2006	$0.36	$0.28	$0.3166	$0.24
Second Quarter - May 2006	$0.38	$0.285	$0.345	$0.24
Third Quarter - August 2006	$0.35	$0.19	$0.32	$0.18
Fourth Quarter - November 2006	$0.25	$0.12	$0.30	$0.104

On February 16, 2007, the shareholders’ list for our common stock showed 237 registered stockholders and 84,319,287 shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

During the year ended November 30, 2006, we issued the following equity securities which were not registered under the Securities Act of 1933:

(a)	During the quarter ended August 31, 2006, we issued 50,000 shares of our common stock pursuant to a mineral property option agreement.

CW1112428.1

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at November 30, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,750,000	$0.34	3,200,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,750,000	$0.34	3,200,000

Notes:

(1) During the year ended November 30, 2006, 1,870,000 options expired or were cancelled. No options were exercised during year ended November 30, 2006.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended November 30, 2006.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended November 30, 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4 of this annual report.

Plan of Operations

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans. Management believes that the working capital on hand at the year ended November 30, 2006 will be sufficient to cover general and administrative expenses and property holdings costs until the end of calendar year 2007. Should significant new properties be acquired or additional programs be undertaken, we will require additional funding.

The exercise of options and warrants may also provide additional funds. However, as of February 16, 2007, substantially all of the stock options and warrants outstanding are not in-the-money. The exercise of the warrants and options is completely at the discretion of the respective holders. During the year ended November 30, 2006, 1,870,000 options expired or were cancelled and no options were exercised.

CW1112428.1

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

At November 30, 2006, we had working capital of $3,190,187, compared to working capital of $408,599 as at November 30, 2005. During the year ended November 30, 2006, we entered into an agreement to sell our sliding-scale net smelter return royalty on the Gold Hill Property to Royal Gold, Inc. (an arm’s length party) for $3.7 million, less previously paid royalties of $375,000. This amount is included in other receivables at November 30, 2006 and the net proceeds from this sale were received in December 2006.

At November 30, 2006, our total current assets were $3,406,510 which consisted of cash of $26,331, other receivables of $3,372,498 and prepaid expenses of $7,681 compared to total current assets of $455,215 as at November 30, 2005.

At November 30, 2006, our total current liabilities were $216,311, compared to total current liabilities of $46,616 as at November 30, 2005.

For the year ended November 30, 2006, we posted earnings of $2,862,286 compared to a loss of $136,995 for the three months ended November 30, 2005, $975,115 for the year ended August 31, 2005 and losses totalling $4,728,211 since incorporation. The principal component of the earnings for the year ended November 30, 2006 was a gain on the sale of a mineral property interest totalling $3,274,828, the details of which are further described above.

Operating expenses for the year ended November 30, 2006 were $337,708 compared to $136,261 for the three months ended November 30, 2005 and $975,115 for the year ended August 31, 2005.

At November 30, 2006, we had cash on hand of $26,331 compared to $448,872 as at November 30, 2005.

Cash Requirements

Over the next twelve months we intend to expand our exploration programs. We anticipate that we will incur the following expenses over the next twelve months:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Mineral exploration expenses and holding costs	$190,000
Professional fees	51,000
Investor relations & sales related	49,000

CW1112428.1

Rent, utilities and insurance	22,000
Other general administrative expenses	187,000
Total	$499,000

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

Our net cash provided by financing activities during our transitional year (three months) ended November 30, 2005 was $10,610 and for the year ended November 30, 2006 was $nil.

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

Our most significant accounting estimates relate to the carrying value of mineral property assets. Mineral properties consist of exploration and mining claims and leases. Acquisition and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonments. The estimated values of all properties are assessed by management on a continual basis and if the carrying values exceed estimated recoverable values, then these costs are written down to the estimated recoverable values. If put into production, the costs of acquisition and exploration will be written off over the life of the property, based on the estimated economic reserves. Proceeds received from the sale of any interest in a property will first be credited against the carrying value of the property, with any excess included in operations for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

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

CW1112428.1

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

Another significant accounting estimate relates to accounting for stock-based compensation. We use the Black-Scholes Option Pricing Model. Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the stock options vested during the year.

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

The Report of Smythe Ratcliffe LLP on the audited financial statements for the period ended November 30, 2006 is included herein immediately preceding the audited financial statements.

CW1112428.1

CONSOLIDATED FINANCIAL STATEMENTS

NEVADA STAR RESOURCE CORP.

(An Exploration Stage Company)

SEATTLE, WASHINGTON, U.S.A.

NOVEMBER 30, 2006 AND 2005

(U.S. DOLLARS)

CW1112428.1

Smythe Ratcliffe LLP

7th Floor, Marine Building

355 Burrard Street

Vancouver, BC V6C 2G8

fax: 604.688.4675

telephone: 604.687.1231

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS OF NEVADA STAR RESOURCE CORP.

We have audited the consolidated balance sheets of Nevada Star Resource Corp. as at November 30, 2006 and 2005 and the consolidated statements of operations and deficit and cash flows for the years ended November 30, 2006 and August 31, 2005 and the three-month period ended November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended November 30, 2006 and August 31, 2005 and the three-month period ended November 30, 2005 in accordance with Canadian generally accepted accounting principles, which differ in certain aspects from accounting principles generally accepted in the United States as discussed in note 11.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada

March 13, 2007

Nevada Star Resource Corp.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30

(U.S. Dollars)

	2006	2005
ASSETS
Current
Cash	$26,331	$448,872
Other receivables [Note 13]	3,372,498	1,500
Prepaid expenses	7,681	4,843
	3,406,510	455,215
Investment in and expenditures on resource properties [Note 5]	8,778,671	8,677,588
Equipment [Note 6]	17,021	34,686
Deferred costs	19,092	-
	$12,221,294	$9,167,48
LIABILITIES
Current
Accounts payable and accrued expenses	$116,311	$46,616
Income taxes payable	100,000	-
	216,311	46,616
SHAREHOLDERS' EQUITY
Share capital [Notes 7 (a) (b) (c) (d)]	15,176,262	15,163,762
Contributed surplus [Note 7 (e)]	1,175,501	1,166,177
Cumulative translation adjustment	381,431	381,431
Deficit	(4,728,211)	(7,590,497)
	12,004,983	9,120,873
	$12,221,294	$9,167,489

Commitment [Note 12]

APPROVED ON BEHALF OF THE BOARD:

"Robert Angrisano"	"Monty Moore"
Director	Director

See notes to consolidated financial statements

Nevada Star Resource Corp.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

Periods ended November 30, 2006 and 2005 and August 31, 2005 [Note 2]

(U.S. Dollars)

	2006 (12 months)	2005 (3 months)	2005 (12 months)
GENERAL AND ADMINISTRATIVE EXPENSES
Wages and benefits	$101,731	$25,006	$118,824
Professional fees	103,804	29,229	68,306
Office and miscellaneous	46,765	10,216	35,465
Promotion, advertising and investor relations	33,165	8,594	39,432
Transfer agent and filing fees	14,149	1,018	7,212
Amortization	10,116	2,913	15,042
Stock-based compensation [Notes 7 (c) (e)]	9,324	52,486	643,884
Consulting	8,986	2,548	12,814
Travel	8,547	4,104	7,385
Interest and bank charges	1,121	147	24,415
Loss before other items	(337,708)	(136,261)	(975,115)
OTHER ITEMS
Gain on sale of resource property [Note 13]	3,274,828	-	-
Interest income	16,295	210	5,949
Gain on sale of equipment	7,260	-	-
Gain (loss) on translation of foreign currency	1,611	(944)	(256)
	3,299,994	(734)	5,693
Earnings (loss) before income taxes	2,962,286	(136,995)	(969,422)
Income taxes	(100,000)	-	-
NET EARNINGS (LOSS)	2,862,286	(136,995)	(969,422)
Deficit, beginning of period	(7,590,497)	(7,453,502)	(6,484,080)
DEFICIT, end of period	$(4,728,211)	$(7,590,497)	$(7,453,502)
NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$0.04	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	84,286,684	84,254,452	75,981,115

See notes to consolidated financial statements

Nevada Star Resource Corp.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended November 30, 2006 and 2005 and August 31, 2005 [Note 2]

(U.S. Dollars)

	2006 (12 months)	2005 (3 months)	2005 (12 months)
OPERATIONS
Net earnings (loss)	$2,862,286	$(136,995)	$(969,422)
Items not involving cash:
Amortization	10,116	2,913	15,042
Stock-based compensation	9,324	52,486	643,884
Gain on sale of equipment	(7,260)	-	-
Gain on sale of resource property	(3,274,828)	-	-
	(400,362)	(81,596)	(310,496)
Increase (decrease) in non-cash working capital related to operations:
Increase (decrease) in accounts payable and accrued expenses	69,695	(686)	(93,993)
Decrease (increase) in prepaid expenses	(2,838)	733	(1,351)
Decrease (increase) in other receivables	(64,596)	15,277	(15,993)
Increase in income taxes payable	100,000	-	-
Total Cash Flows Used in Operating Activities	(298,101)	(66,272)	(421,833)
INVESTING
Proceeds on sale of equipment	22,475	-	-
Option payments and cost recoveries	-	26,309	268,116
Acquisition of equipment	(7,666)	(764)	(5,705)
Deferred costs	(19,092)	-	-
Deferred exploration and development costs, net	(120,157)	(175,045)	(501,478)
Total Cash Flows used in investing Activities	(124,440)	(149,500)	(239,067)
FINANCING
Shares issued for cash	-	10,610	58,585
Convertible debenture	-	-	30,901
Total Cash Flows Provided by Financing Activities	-	10,610	89,486
Cash flows used	(422,541)	(205,162)	(571,414)
Cash, beginning of period	448,872	654,034	1,225,448
CASH, end of period	$26,331	$448,872	$654,034
SUPPLEMENTAL CASH FLOW INFORMATION
Shares issued under convertible debenture	$-	$-	$672,882
Shares issued for mineral properties	$12,500	$-	$15,000

See notes to consolidated financial statements

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods ended November 30, 2006 and 2005 and August 31, 2005

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

The Company applies accounting principles generally accepted in Canada and reports in U.S. $.

2. COMPARATIVE FIGURES

The Company changed its fiscal year end from August 31 to November 30 effective November, 2005. The comparative figures for the consilodiated statements of operations and deficit and cash flows are for the three months ended November 30, 2005 and the twelve months ended August 31, 2005.

Certain comparative figures are reclassified to conform to the current period's presentation.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

(a)	Exploration and development

The Company accounts for resource property costs in accordance with the Canadian Institute of Chartered Accountants Handbook Section 3061, "Property, plant and equipment" ("CICA 3061"), and abstract EIC126, "Accounting by Mining Enterprises for Exploration Costs" ("EIC 126") of the Emerging Issues Committee. CICA 3061 provides for the capitalization of the acquisition and exploration costs of a mining property where such costs are considered to have the characteristics of property, plant and equipment. EIC 126 provides that a mining enterprise is not precluded from considering exploration costs to have the characteristics of property, plant and equipment when it has not established mineral reserves objectively and therefore does not have a basis for preparing a projection of the estimated future net cash flow from the property.

Resource property costs include initial acquisition costs and related option payments, which are recorded when paid. Exploration and development costs are capitalized until properties are brought into production, at which time costs are amortized on a unit of production basis over economically recoverable reserves. Option payments are credited against resource property costs when received. No gain or loss on disposition of a partial interest is recorded until all carrying costs of the interest have been offset by proceeds of sale or option payments received.

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

Periods ended November 30, 2006 and 2005 and August 31, 2005

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

The Company follows the recommendations of the Canadian Institute of Chartered Accountants ("CICA") with respect to accounting for stock-based compensation and other stock-based payments. These standards require that all stock-based awards to employees and non-employees be accounted for in the Company’s financial statements using the fair value method. Under this method, compensation costs are measured at the grant date based on the fair value of the award and are to be recognized over their vesting period, with a corresponding increase in contributed surplus. Upon exercise of the stock options, consideration received together with the amount previously recognized in contributed surplus is recorded as an increase in capital stock.

(f)	Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows. The more significant areas requiring the use of estimates include impairment testing on resource properties, stock-based compensation and determination of the valuation allowance for future income tax assets. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)	Net earnings (loss) per share

The Company uses the "treasury stock method" in computing earnings (loss) per share. Under this method, basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued.

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

(i)	Asset Retirement Obligations

The Company follows the Canadian Institute of Chartered Accountants' Handbook Section 3110 "Asset Retirement Obligations." This standard requires liability recognition for retirement obligations associated with the Company's resource properties. The standard requires the Company to recognize the fair value of the liability for an asset retirement obligation in the period in which it is incurred and record a corresponding increase in the carrying value of the related long lived asset. Fair value is estimated using the present value of the estimated future cash outflows. The liability is subsequently adjusted for the passage of time, and is recognized as an accretion expense in the statement of loss. The increase in the carrying value of the asset is amortized on the same basis as reserve properties and deferred exploration costs. The Company had no asset retirement obligation as of November 30, 2006 and 2005.

4. FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying values of cash, other receivables, and accounts payable and accrued expenses, approximate their fair value because of the short-term maturity of these financial instruments.

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

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

5. INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES

	Gold Hill Property, Nevada	Beaver Lake and O.K. Copper Mines Properties, Utah	MAN Project, Alaska	Salt Chuck, Alaska	Total
Balance, August 31, 2005	$125,905	$3,710,908	$4,680,533	$11,506	$8,528,852
Expenditures for period
Property acquisition	-	-	76,807	-	76,807
Holding costs	4,607	-	34,572	-	39,179
Drilling and exploration	-	-	15,606	-	15,606
Assays	-	-	10,316	-	10,316
Costs recovered	-	-	(8,844)	-	(8,844)
Travel	-	-	8,823	-	8,823
Geological consulting	-	-	5,605	-	5,605
Recording fee	648	506	90	-	1,244
	5,255	506	142,975	-	148,736
Balance, November 30, 2005	$131,160	$3,711,414	$4,823,508	$11,506	$8,677,588

Balance, November 30, 2005	$131,160	$3,711,414	$4,823,508	$11,506	$8,677,588
Expenditures for period
Property acquisition	42	-	137,712	3,875	141,629
Holding costs	-	-	73,628	-	73,628
Drilling and exploration	-	-	17,289	-	17,289
Legal	-	15,819	-	-	15,819
Geological consulting	-	-	13,599	-	13,599
Travel	-	428	11,583	-	12,011
Recording fee	372	290	344	-	1,006
Recovery of costs	(100,000)	(35,000)	(7,324)	-	(142,324)
Sale of property	(31,574)	-	-	-	(31,574)
	(131,160)	(18,463)	246,831	3,875	101,083
Balance, November 30, 2006	$-	$3,692,951	$5,070,339	$15,381	$8,778,671

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

5. INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

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

On October 26, 2006, the Company has entered into an agreement to sell its Gold Hill sliding-scale net smelter return ("NSR") royalty to Royal Gold, Inc. for US $3.7 million, less previously paid royalties (Note 13).

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

On November 26, 2003, Western Utah Copper Company (“WUCC”) exercised its option to acquire 100% of the mining claims located in Beaver County, Utah for royalty payments of up to $10 million. Under the option agreement, WUCC has three years to put the property into production or WUCC can receive a one-year extension by notifying the Company before the date that the property is being readied for production by the commencement of actual mine and/or plant development expenditures according to a schedule leading to production within 12 months. WUCC must also honor the Company's obligations to leaseholders. The Company will receive 1% of net proceeds from the first 10 million pounds of copper produced, 1.5% of net proceeds on all copper produced thereafter and 2% of net smelter proceeds on all other minerals produced. Total royalties are capped at $10 million.

WUCC has provided notice to the Company that the property is being readied for production and has undertaken the construction of a concentrator, a working on-site analytical laboratory and office building and ongoing ore reserve drilling. In addition, WUCC has provided the Company with a construction schedule that will lead to production within the one year extension.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

5. INVESTMENT IN AND EXPENDITURES ON RESOURCE PROPERTIES (continued)

(c)	MAN Project, Alaska

The 280 square mile MAN Alaska Project is comprised of the Ni Cu PGE Eureka Creek and Tangle Lakes Project, the Canwell Glacier property and additional claims staked by the Company. The Ni Cu PGE Eureka Creek and Tangle Lakes Project was acquired pursuant to the acquisition of M.A.N. Resources Inc. ("MAN").

During the year ended August 31, 2004, the Company formalized an Exploration, Development, and Mine Operating Agreement with Anglo American Exploration (USA), Inc. (Anglo USA) on a portion of the MAN property in Alaska. The MAN property is divided into three separate areas. Under the terms of the agreement, Anglo USA can earn a 51 percent interest in area 1, the Dunite Hill/Lake Fish area, by spending a total of $12 million by December 31, 2008. Anglo USA has the right to increase their interest by an additional 9 percent by completing a pre feasibility study, an additional 10 percent by completing a feasibility study, and an additional 5 percent by arranging construction financing for both Anglo USA and the Company. Expenditures incurred by Anglo USA during the calendar year ended December 31, 2006 amounted to $683,319. Anglo USA spent a total of $2,812,986 on the project. During the year ended November 30, 2006, Anglo USA terminated this agreement.

Canwell Glacier Property

During the year ended August 31, 2003, the Company entered into an agreement to acquire a 100% interest in the property by issuing 150,000 common shares (issued) to FNX Mining Company Limited (formerly Fort Knox Gold Resources Inc.) upon regulatory approval plus an additional 150,000 common shares in equal annual installments over three years (100,000 common shares issued). The Company also issued FNX 300,000 warrants with a three year term, exercisable at Cdn $0.32 in year one, Cdn $0.37 in year two and Cdn $0.42 in year three, valued at Cdn $53,430 and included in the property cost. During the year ended November 30, 2006, these warrants expired unexercised.

(d)	Salt Chuck Property

The Salt Chuck property consists of 31 unpatented federal mining claims covering approximately 620 acres of prospective ground near the historic Salt Chuck mine on Prince of Wales Island, Alaska. The Salt Chuck property was acquired as part of the acquisition of MAN.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(An Exploration Stage Company)

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

6.	EQUIPMENT

	Cost	2006 Accumulated Amortization	Net	Cost	2005 Accumulated Amortization	Net
Mining equipment	$24,356	$17,609	$6,747	$24,356	$14,717	$9,639
Office equipment	17,744	11,016	6,728	10,840	6,310	4,530
Computer hardware and software	11,785	8,239	3,546	11,079	10,195	884
Vehicles	-	-	-	51,018	31,385	19,633
	$53,885	$36,864	$17,021	$97,293	$62,607	$34,686

7. SHAREHOLDERS' EQUITY

(a)	Authorized:

Unlimited number of common shares without nominal or par value.

(b)	Issued:

	2006		2005
	Number of Shares	Amount	Number of Shares	Amount
Balance, beginning of period	84,219,287	$15,163,762	84,219,287	$15,149,354
Shares issued for mineral properties	50,000	12,500	-	-
Options exercised	-	-	50,000	14,408
Balance, end of period	84,319,287	$15,176,262	84,269,287	$15,163,762

The Company had no shares held in escrow.

Nevada Star Resource Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(An Exploration Stage Company)

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

7. SHARE HOLDERS' EQUITY (continued)

(c)	Stock options

The changes in stock options for the period ended November 30, 2006 and 2005 were as follows:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,620,000	$0.30	5,670,000	$0.30
Exercised	-	-	(50,000)	(0.21)
Cancelled or expired	(1,870,000)	(0.22)	-	-
Outstanding, end of year	3,750,000	$0.34	5,620,000	$0.30

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

No stock options were granted during the years ending November 30, 2006 and 2005.

The following table summarizes the information about stock options outstanding and exercisable at November 30, 2006:

Exercise Price Per Share	Number Outstanding At November 30, 2006	Weighted Average Remaining Contractual life	Weighed Average Exercise Price

$0.32-0.35	3,750,000	0.41 years	$0.34

The Company uses the Black-Scholes option valuation model to value stock options. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following weighted average assumptions were used under the Black-Scholes option pricing model:

Risk free interest rate	3.04%
Expected dividend yield	0%
Expected stock price volatility	119%
Expected life of options	3 years

The above noted assumptions were used to calculate the stock based compensation for options issued during the 2004 fiscal period which vested over three years.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

7. SHARE HOLDERS' EQUITY (continued)

(d)	Warrants

The Company has stock warrants expired at November 30, 2006 as follows:

Exercise Price	Outstanding November 30, 2005	Issued (Expired)	Exercised	Outstanding November 30, 2006	Expiry date
$0.75	3,127,900	(3,127,900)	-	-	April 28, 2006
$0.42 Cdn	300,000	(300,000)	-	-	July 29, 2006
	3,427,900	(3,427,900)	-	-

(e)	Contributed Surplus

Contributed surplus increased in connection with the recognition of compensation cost relating to stock options. Contributed surplus is decreased when those stock options are exercised:

	2006	2005
Contributed surplus at beginning of period	$1,117,489	$1,117,489
Add: Stock based compensation for the period	9,324	52,486
Less: Stock options exercised	-	(3,798)
Contributed surplus at end of period	$1,175,501	$1,166,177

8. RELATED PARTY TRANSACTIONS

During the year ended November 30, 2006, the Company sold a vehicle for $18,145 to a company controlled by a director.

During the year ended November 30, 2006, the Company paid salaries of $80,000 (November 30, 2005:$20,000, August 31, 2005: $155,802) to a director and officer employed as President.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

9. SEGMENT INFORMATION

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

10. INCOME TAX LOSSES

The Company has operating losses which may be carried forward to apply against future years' income for Canadian income tax purposes. The tax effect has not been recorded in the financial statements. These losses expire as follows:

Available to	Amount
2007	$71,000
2008	215,000
2009	446,000
2010	159,000
2015	115,000
2026	133,000
$1,139,000

The components of the future income tax assets are as follows:

	2006	2005
Future income tax assets
Non-capital loss carry-forwards	$1,139,000	$1,062,000
Unused cumulative foreign exploration and development expense	9,700,115	9,592,458
Unused cumulative Canadian exploration and development expenses	26,582	26,582
	10,865,697	10,681,040
Appropriate tax rate	34.12%	34.12%
	3,707,376	3,644,371
Less: Valuation allowance	(3,707,376)	(3,644,371)
	$-	$-

The valuation allowance reflects the Company's estimate that the tax assets more likely than not will not be realized.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

10. INCOME TAX LOSSES (continued)

The non-capital losses are carried forward for tax purposes and are available to reduce taxable income of future years. These losses expire commencing in 2007 through 2026. The exploration and development expenses can be carried forward indefinitely.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2006 (12 months)	2005 (3 months)	2005 (12 months)
	34.12%	34.12%	35.62%
Income tax liability (benefit) computed at statutory rates	$1,010,732	(48,798)	(368,380)
Non-deductible stock-based compensation expense	3,181	19,168	244,676
Unrecognized tax losses	(913,913)	29,630	123,704
Income tax provision	$100,000	-	-

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

(a) Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

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

(c) Reconciliation of total assets, liabilities and shareholders' equity:

	November 2005	August 2005
Total assets for Canadian GAAP	$12,221,294	$9,167,489
Adjustments to US GAAP - Deferred Expenditures	(8,778,671)	(8,677,588)
Total assets for US GAAP	$3,442,623	$489,901
Total liabilities per Canadian and US GAAP	$216,311	$46,616
Total equity for Canadian GAAP	$12,004,983	$9,120,873
Adjustments to US GAAP	(8,778,671)	(8,677,588)
Total equity for US GAAP	3,226,312	443,285
Total equity and liabilities for US GAAP	$3,442,623	$489,901

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

(d) Reconciliation of loss reported in Canadian GAAP and US GAAP:

	2006 (12 months)	2005 (3 months)	2005 (12 months)
Statement of operations
Reconciliation of net earnings (loss) from Canadian GAAP to
US GAAP
Net earnings (loss) per Canadian GAAP	$2,862,286	$(136,995)	$(969,422)
Exploration and development costs net	(101,083)	(148,736)	(248,362)
Net earnings (loss) per US GAAP	$2,761,203	$(285,731)	$(1,217,784)

Net earnings (loss) per share in accordance with:
Canadian GAAP	$0.04	$-	$(0.01)
Total differences	(0.01)	-	(0.01)
Net earnings (loss) per share in accordance with US GAAP	0.03	-	(0.02)
Weighted average number of shares outstanding	84,286,684	84,254,452	75,981,115

(e) Comprehensive loss

	2006 (12 months)	2005 (3 months)	2005 (12 months)

Net loss per US GAAP	$2,761,203	$(285,731)	$(1,217,784)
Other comprehensive income (loss)	-	-	-
Comprehensive loss per US GAAP	$2,761,203	$(285,731)	$(1,217,784)

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (continued)

(f) Capital stock

	2006 (12 months)	2005 (3 months)	2005 (12 months)

Capital stock per Canadian GAAP	$15,176,262	$15,163,762	$15,149,354
Stock-based compensation adjustment	1,175,501	1,166,177	1,117,489
Capital stock per US GAAP	$16,351,763	$16,329,939	$16,266,843

Under Canadian GAAP stock-based compensation is accounted for through contributed surplus while the options are unexercised. When exercised the amounts are transferred to share capital. Under US GAAP stock based compensation is always accounted for through additional paid-in capital.

(g) Reconciliation of cash flows reported in Canadian GAAP and US GAAP

	2006 (12 months)	2005 (3 months)	2005 (12 months)

Cash used in operating activities under Canadian GAAP	$(298,101)	$(66,272)	$(421,833)
Adjustments to US GAAP	-	-	-
Deferred exploration costs prior to the establishment of proven and probable reserves	(101,083)	(148,736)	(248,362)
Cash used in operating activities under US GAAP	$(399,184)	$(215,008)	$(670,195)
Cash used in investing activities under Canadian GAAP	$(124,440)	$(149,500)	$(239,067)
Deferred exploration costs prior to the establishment of proven and probable reserves	101,083	148,736	248,362
Cash provided (used) in investing activities under US GAAP	$(23,357)	(764)	9,295
Cash provided by financing activities under US andCanadian GAAP	$-	10,610	89,486

20

- F21 -

Nevada Star Resource Corp.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Periods ended November 30, 2006 and 2005 and August 31, 2005

(U.S. Dollars)

12. COMMITMENT

The Company entered into a rental agreement for executive office space in Vancouver, British Columbia, on February 1, 2005. Monthly rental amounts of $950 are due for a period of one year.

13. SUBSEQUENT EVENTS

(a)

On October 13, 2006, the Company entered into an agreement to acquire 100% of the shares of Pure Nickel Inc. ("Pure Nickel"). Pure Nickel is a private Canadian exploration company engaged in the business of mineral exploration in the provinces of Saskatchewan and Manitoba, Canada. This transaction, which has been negotiated at arm's length, will constitute a reverse takeover of the Company by Pure Nickel pursuant to TSX Venture Exchange policies. The Company will issue approximately 88 million shares of its capital stock to the shareholders of Pure Nickel to acquire 100% of Pure Nickel. Upon completion of the transaction, the combined company will have approximately 176 million shares outstanding and the basic ownership split will be approximately 50% the Company and 50% Pure Nickel. The transaction is to be approved at a special meeting of the shareholders of the Company. The transaction is subject to completion of due diligence, approval from a minimum of 66 2/3% of the Company’s disinterested shareholders’ votes cast at the Company’s special meeting, and receipt of all regulatory and court approvals.

(b)

On October 20, 2006, the Company entered into an agreement to sell its sliding scale net smelter return royalty on the Gold Hill Property to Royal Gold, Inc. for $3.7 million, less previously paid royalties of $375,000. On December 13, 2006, the Company received net proceeds of $3.3 million.

(c)

On December 29, 2006 and further updated on March 8, 2007, the Company announced a brokered private placement. A total of up to 10,000,000 units (the "Units") at a price of Cdn $0.90 per Unit for gross proceeds of up to approximately Cdn $9 million. Each Unit consists of one common share and one half of one common share purchase warrant (the "Warrant"). Each Warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of Cdn $1.20 for a period of eighteen months from closing. The agent will be paid a cash commission equal to 7% of the gross proceeds and granted compensation warrants equal to 5% of the aggregate units sold under the Offering, exercisable for a period of eighteen months from closing.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being the year ended November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

The Gold Hill deposit, located just north of the Round Mountain gold mine in Nye County, Nevada, is controlled by Round Mountain Gold Corporation ("RMGC"), a joint venture between Kinross Gold, the operator, and Barrick Gold Corporation ("Barrick") as a result of an Assignment and Mining Lease with Option to Purchase agreement between RMGC and Nevada Star dated May 2, 2000. During the year ended November 30, 2006, we entered into an agreement to sell our sliding-scale net smelter return royalty on the Gold Hill Property to Royal Gold, Inc. (an arm’s length party) for $3.7 million, less previously paid royalties of $375,000. This amount is included in other receivables at November 30, 2006 and the net proceeds from this sale were received in December 2006.

The proceeds from this transaction will help fund further exploration on the new property portfolio resulting from the existing Nevada Star properties and the acquisition of Pure Nickel Inc.

On December 14, 2006, we entered into an agreement with Pure Nickel Inc., a private Canadian corporation located in Toronto, Ontario, wherein our company would acquire 100% of the issued and outstanding shares of Pure Nickel.

Under the terms of the agreement, our wholly owned Canadian subsidiary, 6658482 Canada Inc., will amalgamate with Pure Nickel and continue as one corporation under the name “Pure Nickel Holdings Corp.”, which amalgamated company (“Amalco”) will be our company’s wholly-owned subsidiary. Our company will then change its name to Pure Nickel Inc. The amalgamation will constitute a “reverse takeover” pursuant to TSX Venture Exchange policies.

On the effective date of the amalgamation, each Pure Nickel Shareholder (other than Pure Nickel Dissenting Shareholders) will receive 3.643 of our company’s common shares in exchange for each one (1) Pure Nickel Share, and each 6658482 Canada Inc. common share outstanding will be converted into one (1) Amalco common share.

Completion of the amalgamation is subject to compliance with the terms and conditions set forth in the amalgamation agreement. The respective obligations of our company and Pure Nickel to complete the amalgamation are subject to a number of conditions which must be satisfied or waived in order for the amalgamation to become effective. The transaction is scheduled to be approved at a Special Meeting of our shareholders scheduled for March 27, 2007.

CW1112428.1

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Monty Moore	Chairman and Director	72	October 12, 1993
Robert Angrisano	President, Chief Executive Officer and Director	52	February 10, 1999
Richard W. Graeme	Director	65	February 22 1994
Edward H. Waale	Director	60	January 29, 2004
Michael W. Sharon	Director	50	January 29, 2004
R. David Russell	Director	50	May 5, 2006
John Mears	Director	39	May 5, 2006
Donald Bosnick	Director	55	May 5, 2006
Rodney Blakestad	Director	58	May 5, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Monty Moore, Chairman and Director

Mr. Moore was appointed Chairman in 2002 and CEO in 2004 but previously held the position of President between 1993 and 2002. Since 1971, Mr. Moore has been a private contractor from Seattle, Washington.

Robert Angrisano, President, Chief Executive Officer and Director

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

CW1112428.1

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

R. David Russell, Director

Mr. Russell graduated from the Montana School of Mineral Science and Technology with a BS degree in Mining Engineering. With over 27 years in the mining industry, Mr. Russell is currently President & CEO and Director of Apollo Gold Corporation. Apollo Gold is a gold mining company, with operations and exploration projects in Canada, USA, and Mexico.  Mr. Russell’s past positions include: VP & COO of Getchell Gold Company / Placer Dome Gold; General Manager U.S. Operations for LAC Minerals / Barrick Gold; Manager Underground Mining for Independence Mining Company; Project Manager for Hecla Mining Company; and Manager for Lincoln Project FMC/Meridian Gold.

John Mears, Director

Mr. Mears is a registered Professional Geologist and has over fourteen years’ experience in the field, predominantly in North America in copper, gold and diamonds. He has worked for large industry players such as Homestake Mining Company and Rio Tinto, through its Kennecott Exploration subsidiary, as well as juniors such as Cominco American Resources and Equatorial Tonopah Inc. Mr. Mears is also a member of the Australasian Institute of Mining and Metallurgy as well as the Society of Economic Geologists. Mr. Mears is a project evaluator for the Sentient Global Resources Fund, a $168 million, 10-year closed-end private equity fund which invests principally in the development of natural resource based projects.

Donald Bosnick, Director

Mr. Bosnick graduated from the University of Puget Sound with a degree in Accounting and Management.  In 1971, Mr. Bosnick started Bosnick Roofing, Inc. in Tacoma, Washington which he owns and operates today. Mr. Bosnick

CW1112428.1

has been associated with the local, regional and national associations in the roofing industry including serving as President at both the local and national level. Mr. Bosnick has been a member of the American Society of Testing Materials (ASTM) since 1979. For the past seven years, Mr. Bosnick has been involved in the development of test procedures for materials used in the roofing industry as well as directing the testing of manufactured roofing materials across the United States.

Rodney Blakestad, Director

Mr. Blakestad is a senior exploration and resource geologist with more than twenty-five years of North American and international experience. In the early 1970s, Mr. Blakestad was involved in regional porphyry Cu-Mo exploration throughout interior Alaska. Between 1975-80, he was the lead geologist for volcanic massive sulfide (VMS) and sediment-hosted massive sulfide exploration projects in the Alaska Range. Between 1980-90 he was Principal Investigator for numerous placer gold, lode gold, and tungsten exploration projects in central Alaska. During the period 1990 through 1993, Mr. Blakestad was regional manager for two environmental firms based in Denver, Colorado. Since 1994, Mr. Blakestad has been involved in regional reconnaissance and exploration for gold, silver and/or platinum group metal (PGM) deposits in Mexico, West Africa, South America, Alaska, and Nevada.  Mr. Blakestad's experience embraces all phases of geological, geochemical, and geophysical exploration and resource evaluation for placer and lode deposits. He is Director Unico of Minera MasOro, S.A. de C.V., a private Mexico corporation exploring the mineral potential of the Trincheras-La Cienega mining district in northern Sonora. He is also “Qualified Person” (QP), as defined by the Canadian National Instrument 43-101, and a “Certified Professional Geologist” (CPG), as defined by the American Institute of Professional Geologists. Mr. Blakestad holds a Professional Geologist (PG) certificate with the State of Alaska, a B.Sc. in Geology from the University of Alaska and a J.D. in Natural Resources Environmental Law from the University of Denver Law School.

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

CW1112428.1

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that  qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended, which person is Edward H. Waale.

Committees of the Board

Audit Committee

The current members of the Audit Committee are Edward H. Waale, Michael W. Sharon and Donald Bosnick, all of whom are considered to be independent. The Audit Committee has a written charter which was filed as an exhibit to our Quarterly Report on Form 10-QSB on July 20, 2004 and is incorporated by reference herein. A copy of our Audit Committee Charter is also posted on our website at www.nevadastar.com.

Compensation Committee

We have established a Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for our executive officers and directors. The Compensation Committee is also responsible for providing oversight with regard to our various programs of compensation, including all incentive plans, stock option plans and stock purchase plans. The current members of the Compensation Committee are Michael Sharon, John Mears and Donald Bosnick, all of whom are considered to be independent. The Compensation Committee has a written charter which was filed as an exhibit to our Quarterly Report on Form 10-QSB on July 20, 2004 and is incorporated by reference herein. A copy of the Compensation Committee Charter is also posted on our website at www.nevadastar.com.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee to assist our Board of Directors in their responsibilities relating to reviewing our operational compliance with applicable legal requirements and ethical standards and evaluating the Board members and committees of the Board. The current members of the Corporate Governance and Nominating Committee are Michael Sharon, John Mears and Donald Bosnick, all of whom are considered to be independent. The Corporate Governance and Nominating Committee has a written charter and establish Corporate Governance Principles, both of which were filed as exhibits to our Quarterly Report on Form 10-QSB on July 20, 2004 and are incorporated by reference herein. Copies of the Corporate Governance and Nominating Committee Charter and Corporate Governance Principles are also posted on our website at www.nevadastar.com.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended November 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except for those filing requirements of Donald Boswick, John Mears and David Russell.

CW1112428.1

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
•

each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2006, and whose total salary and bonus exceeds $100,000 per year; and

•

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended November 30, 2006, our three month transition period ended November, 2005 and our two most recently completed fiscal years ended August 31, 2005 and 2004 , are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Monty Moore Chairman and Director	2006 2005(1) 2005 2004	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	Nil Nil Nil 200,000	Nil Nil Nil Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil
Robert Angrisano President, CEO and Director	2006 2005(1) 2005 2004	$80,000 $20,000 $80,000 $26,629	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	Nil Nil Nil 2,400,000	Nil Nil Nil Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil
Gerald G. Carlson Former President, Director	2006 2005(1) 2005 2004	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $30,016	Nil Nil Nil 300,000	Nil Nil Nil Nil	$Nil $Nil $Nil $Nil	$Nil $Nil $Nil $Nil
(1)	Three month transition period ended November 30, 2005.

CW1112428.1

Stock Options and Stock Appreciation Rights

The following table sets forth incentive stock options granted to the Named Executive Officers during the year ended November 30, 2006.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in the Fiscal Year	Exercise of Base Price	Expiration Date
Monty Moore Chairman and Director	Nil	0.0%	$Nil	N/A
Robert Angrisano President, CEO and Director	Nil	0.0%	$Nil	N/A

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth incentive stock options exercised by the Named Executive Officer during the year ended November 30, 2006 as well as the year ended November 30, 2006 value of stock options held by the Named Executive Officers. During this period, no outstanding SARs were held by the Named Executive Officers.

Name	Securities Acquired on Exercise(#)	Aggregate Value Realized($)	Unexercised Options/SARs at the Financial Year End (#) Exercisable/Unexercisable	Value of Unexercised in-the Money Options/SARs at Financial Year End ($) Exercisable/Unexercis-able($) (1)
Monty Moore Chairman and Director	Nil	$Nil	200,000/Nil	$Nil/$Nil
Robert Angrisano President, CEO and Director	Nil	$Nil	2,400,000/Nil	$Nil/$Nil

(1)            In-the-Money Options are those where the market value of the underlying securities as at the most recent financial year end exceeds the option price. The closing market price of our shares on the NASDAQ Over the Counter Bulletin Board Service on November 30, 2006 was $0.195.

Long-Term Incentive Plan (“LTIP”) Awards

We did not have a long-term incentive awards plan during the most recently completed financial year or during the year ended November 30, 2006.

Compensation of Directors

Standard Arrangements

During the year ended November 30, 2006, there were no standard arrangements pursuant to which our directors were compensated for any services provided as a director, including any additional amounts payable for committee participation or special assignments.

Other Arrangements

During the year ended November 30, 2006, there were no other arrangements pursuant to which our directors were compensated for any service provided as a director other than the granting of stock options. See “Stock Option Plan” below. During the year ended November 30, 2006 no stock options were granted to our directors.

CW1112428.1

Employment Contracts and Termination of Employment, and Change-in Control Arrangements

Pursuant to the terms of an Employment Agreement dated April 1, 2004, as amended May 5, 2006, between Nevada Star and Robert Angrisano, Mr. Angrisano is employed as President and CEO and paid an annual salary of $80,000 plus certain health benefits. During the year ended November 30, 2006, Mr. Angrisano was paid $80,000 pursuant to this Employment Agreement. The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

Report on Repricing of Options/SARs

There were no option/SAR repricings during the year ended November 30, 2006.

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

Beneficial Ownership

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of February 16, 2007 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person

CW1112428.1

has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after November 30, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of February 16, 2007, we had 84,319,287 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Monty Moore 10735 Stone Avenue N. Seattle, WA USA 98133	22,175,127(2)	26.3%
Robert Angrisano PO Box 119 Snoqualmie Pass, WA USA 98068	14,482,396(3)	17.2%
Richard W. Graeme P. O. Box 4272 Bisbee, Arizona, USA 85603	400,000(4)	0.5%
Edward H. Waale 9404 East Marginal Way South Seattle, WA 98108-4097	477,874(5)	0.6%
Michael Sharon 5500 Weaver Road Ellensberg, WA 98926	578,400(6)	0.7%
R. David Russell 7602 S. Ensenada Court Centennial, CO, 80016	Nil	Nil
John Mears 10990 E. Camino Miramonte Tucson, AZ, 85749	Nil	Nil
Donald Bosnick P.O. Box 1177 Gig Harbour, WA, 98335	4,929,330 (7)	5.8%
Rodney Blakestad 1602, W. Placita Sin Nieve Sahuarita, Arizona 85629	Nil	Nil
Directors and Executive Officers as a group (9 Individuals)	43,043,127 common shares	51.0%
(1)

Based on 84,319,287 shares of common stock issued and outstanding as of February 16, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

CW1112428.1

(2)

Includes 14,910,937 shares held directly, 7,064,190 shares held by Pacific Rainier, Inc. a privately held company controlled by Mr. Moore and 200,000 stock options exercisable and expiring on April 23, 2007.

(3)	Includes 12,082,396 shares held directly and 2,400,000 stock options exercisable and expiring on April 23, 2007.
(4)	Includes 100,000 shares held directly and 300,000 stock options exercisable and expiring on April 23, 2007.
(5)	Includes 177,874 shares held directly and indirectly and 300,000 stock options exercisable and expiring on April 23, 2007.
(6)	Includes 278,400 shares held directly, 300,000 stock options exercisable and expiring on April 23, 2007.
(7)	Includes 4,929,330 shares held directly and indirectly.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

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

(i)

Pursuant to the terms of an Employment Agreement dated April 1, 2004, as amended May 5, 2006, between Nevada Star and Robert Angrisano, Mr. Angrisano is employed as President and CEO and paid an annual salary of $80,000 plus certain health benefits. During the year ended November 30, 2006, the transition year ended November 30, 2005 and the year ended August 31, 2005, Mr. Angrisano was paid $80,000, $26,629 and $80,000, respectively, pursuant to this Employment Agreement. The Employment Agreement may be terminated at any time with cause, or without cause, by providing three months’ notice to the other party.

The terms of the transaction between Nevada Star and our directors and executive officers discussed above were fair and reasonable and were upon terms at least as favourable as we could have obtained from unrelated third parties.

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

CW1112428.1

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Charter and By-laws
3.1	Certificate and Memorandum of Incorporation (incorporated by reference to our Registration Statement on Form 10-SB filed March 3, 1999)
3.2	Articles (incorporated by reference to our Registration Statement on Form 10-SB filed March 3, 1999)
3.3	Certificate and Articles of Continuance (incorporated by reference to our Registration Statement on Form 10-SB filed March 3, 1999)
(4)	Instruments Defining the Rights of Holders
4.1	Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed December 16, 2003)
(10)	Material Contracts
10.1*	Employment Agreement dated April 1, 2004, as amended May 5, 2006, between Nevada Star and Robert Angrisano (incorporated by reference to our Annual Report on Form 10-KSB filed December 14, 2004)
10.2	Amalgamation Agreement dated December 14, 2006 between our Company, 6658482 Canada Inc. and Pure Nickel Inc.
(21)	Subsidiaries
Nevada Star Resource Corp. (U.S.), a Nevada corporation Nevada Star Resource Corp., a Washington corporation
(23)	Consents of Experts and Counsel
23.1*	Consent of Smythe Ratcliffe LLP
(31)	Section 302 Certifications
31.1*	Certification of Monty Moore
31.2*	Certification of Robert Angrisano
(32)	Section 906 Certifications
32.1*	Certification of Monty Moore
32.2*	Certification of Robert Angrisano

CW1112428.1

(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
99.2	Compensation Committee Charter (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)
99.4	Corporate Governance Principles (incorporated by reference to our Quarterly Report on Form 10-QSB filed July 20, 2004)

* Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Smythe Ratcliffe LLP for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were C$29,000 for the year ended November 30, 2006 and C$17,120 for the transitional period ended November 30, 2005. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

For the year ended November 30, 2006, Smythe Ratcliffe LLP billed $nil for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above and $nil for the transitional period ended November 30, 2005.

Tax Fees

For the year ended November 30, 2006, Smythe Ratcliffe LLP billed $nil, for fees for tax compliance, tax advice and tax planning services and $nil for the transitional period ended November 30, 2005.

We do not use Smythe Ratcliffe LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Smythe Ratcliffe LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Smythe Ratcliffe LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

CW1112428.1

The audit committee has considered the nature and amount of fees billed by Smythe Ratcliffe LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Smythe Ratcliffe LLP’s independence.

CW1112428.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA STAR RESOURCE CORP.

By: /s/ Robert Angrisano

Robert Angrisano

President, CEO and Director

Principal Executive Officer

Principal Financial Officer and

Principal Accounting Officer

Date: March 15, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Angrisano

Robert Angrisano

President, CEO and Director

Principal Executive Officer

Principal Financial Officer and

Principal Accounting Officer

Date: March 15, 2007.

By: /s/ Monty Moore

Monty Moore

Chairman and Director

Date: March 15, 2007.

By: Richard W. Graeme

Richard W. Graeme

Director

Date: March 15, 2007.

By: Edward H. Waale

Edward H. Waale

Director

Date: March 15, 2007.

By: /s/ R. David Russell

R. David Russell

Director

Date: March 15, 2007.

By: /s/ Rodney Blakestad

Rodney Blakestad

Director

Date: March 15, 2007.

CW1112428.1