Form 10QSB
period 2007-02-28
NEVADA STAR RESOURCE CORP
filed 2007-04-16
CIK 877019

OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response	182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

PURE NICKEL INC.

(formerly “Nevada Star Resource Corp.”)

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	000-25489	98-0155690
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

95 Wellington Street West, Suite 900, Toronto, ON	M5J 2N7
(Address of principal executive offices)	(Zip Code)

                       (416) 644-0066

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 44,765,560 shares.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

SEC 2334 (3-03)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PURE NICKEL INC.

(FORMERLY “NEVADA STAR RESOURCE CORP.”)

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

PART I. - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Amalgamation with Pure Nickel Inc.

On March 30, 2007, the Company issued 3.643 Nevada Star Shares in exchange for each one (1) Pure Nickel Share pursuant to the Amalgamation of Nevada Star, Pure Nickel Inc. and Pure Nickel Holdings Corp. The Amalgamation constituted a “reverse takeover” as that term is defined in TSX Venture Exchange Policy 5.2.

Private Placement

On March 15, 2007, the Company accepted subscriptions for CDN $9 million of securities under a brokered private placement (the “Offering”) with Patica Securities Limited (the “Agent”). On that date, the Company issued 8,750,000 subscription receipts (the “Subscription Receipts”) at a price of CDN $0.90 per Subscription Receipt for gross proceeds of CDN $7,875,000 and accepted commitments for an additional 1,250,000 units at a price of CDN $0.90 per unit upon the completion (the “Completion”) of the amalgamation (the “Amalgamation”) with Pure Nickel Inc. The offering price assumed a 1 for 5 share consolidation. Upon Completion on March 30, 2007, the Subscription Receipts were automatically converted into units comprised of one post-consolidation common share of the Company and one-half of one post-consolidation common share purchase warrant. Each whole Warrant is exercisable into a common share at price of CDN $1.20 for a term of eighteen months.

In consideration of the services provided, the Agent received a cash commission of 7% of the gross proceeds from the Offering and agent’s compensation and advisory warrants equal to 5% of the gross number of securities sold in the Offering. Each agent’s warrant and advisory warrant is exercisable into a post-consolidation common share at a price of CDN $0.90 each for a period of 18 months following the Completion. All securities placed or sold in connection with the Offering are subject to a regulatory hold period expiring July 16, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on March 27, 2007. The following matters were submitted to a vote of the Shareholders at the meeting:

1.	Amalgamation with Pure Nickel Inc.

Proposal Number One was to pass with or without variation the Ordinary Resolution approving the amalgamation of the Company with Pure Nickel Inc. As an Ordinary Resolution, the proposal was required to be approved by a majority of the votes cast by the Nevada Star shareholders present in person or by proxy at the Special Meeting.

The proposal received the following votes:

Approve Amalgamation	54,351,856	For	99.07%
	508,500	Against	0.93%
	0	Withheld
	0	Discretion
Total shares voted: 54,860,356	3,058,741	Not Voted

2.	Name Change.

Proposal Number Two was to pass with or without variation the special resolution approving the change of the name of the Company to Pure Nickel Inc. or such other name as the board of directors approves and the Registrar of Corporations accepts. As a Special Resolution, the proposal was required to be approved by at least two-thirds of the votes cast by the Nevada Star shareholders present in person or represented by proxy at the Special Meeting.

The proposal received the following votes:

Change Company Name	54,351,856	For	99.07%
	508,500	Against	0.93%
	0	Withheld
	0	Discretion
Total shares voted: 54,860,356	3,058,741	Not Voted

3.	Consolidation

Proposal Number Three was to pass with or without variation the Special Resolution approving the consolidation of the common shares of the Company on the basis of one (1) new common share for every existing five (5) common shares. As a Special Resolution the proposal was required to be approved by at least two-thirds of the votes cast by the Nevada Star shareholders present in person or represented by proxy at the Special Meeting.

The proposal received the following votes:

1 for 5 Consolidation	54,343,806	For	99.06%
	516,550	Against	0.94%
	0	Withheld
	0	Discretion
Total shares voted: 54,860,356	3,058,741	Not Voted

4.	Other Business

Proposal Number Four was to grant the proxy holder authority to vote at his or her discretion on any other business or amendments or variations to the previous resolutions. As an Ordinary Resolution, the proposal is required to be approved by a majority of the votes cast by the Nevada Star shareholders present in person or by proxy at the Special Meeting. No other business was transacted.

The proposal received the following votes:

Other Business	52,313,401	For	95.36%
	2,546,955	Against	4.64%
	0	Withheld
	0	Discretion
Total shares voted: 54,860,356	3,058,741	Not Voted

Item 5. Other Information

Consolidation

On March 30, 2007, the Company completed a consolidation of its common shares on the basis of one (1) new common share for every five (5) existing common shares.

Item 6. Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), J. Jay Jaski

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), James Richardson

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, J. Jay Jaski

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, James Richardson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE NICKEL INC.

BY:	Date: April 16, 2007

  /s/ J. Jay Jaski

J. Jay Jaski, Chairman and Chief Executive Officer

BY:	Date: April 16, 2007

  /s/ James Richardson

James Richardson, Chief Financial Officer